Form 10-K
period 2015-12-31
HUNT MINING CORP
filed 2017-05-22
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number:          333-182072

Hunt Mining Corp.
(Exact name of Registrant as specified in its charter)

British Columbia	1041
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)

23800 East Appleway Ave.
Liberty Lake, WA   99019
(509) 290-5659
(Address of principal executive offices)

Title of each class	Name on each exchange on which registered
NONE	NONE

Common Shares, without par value
(Title of Class)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes X☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

ADDITIONAL INFORMATION

Descriptions of agreements or other documents in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the Exhibit Index at the end of this report for a complete list of those exhibits.

PART I
ITEM 1.          BUSINESS

Hunt Mining Corp. (the "Company" or "Hunt"), is a mineral exploration company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties in Santa Cruz Province, Argentina.

Effective November 6, 2013, the Company continued from the Province of Alberta to the Province of British Columbia.  The Company's registered office is located at 25th Floor, 700 West Georgia Street, Vancouver,  B.C.  V7Y 1B3.  The Company's head office is located at 23800 E Appleway Avenue, Liberty Lake, Washington, 99019 USA.

The consolidated financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:

Corporation	Incorporation	Percentage ownership	Business Purpose
Cerro Cazador S.A.	Argentina	100%	Holder of Assets and Exploration Company
1494716 Alberta Ltd.	Alberta, Canada	100%	Nominee Shareholder
Hunt Gold USA LLC	Washington, USA	100%	Management Company

The Company's activities include the exploration of mineral properties in Argentina. On the basis of information to date, the Company has not yet determined whether the exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Argentina. We evaluate, acquire, and explore for advanced silver and gold exploration and potential development projects, which may lead to silver and gold production or value adding strategic transactions. We reported no operating revenues during the years ended December 31, 2015, and 2014. Geographic location of mineral properties and plant and equipment is provided in Item 2 – Properties and Note 9 – Plant, Plant and Equipment to our Consolidated Financial Statements under the section heading "Item 8. Financial Statements and Supplementary Data" below.

Reclamation

We generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Our exploration and development activities and other property interests are subject to various national, state, provincial and local laws and regulations in the United States, Argentina, and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate. The Company is not aware of any current orders or directions relating to us with respect to the foregoing laws and regulations.

Environmental Regulation

Our projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. We are unable to predict what additional legislation, if any, might be proposed or enacted, or what additional regulatory requirements could impact the economics of our projects. During 2015, none of our project sites had any material non-compliance occurrences with any applicable environmental regulations.

Competition

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for silver and gold mineral deposits. We are a very early stage mineral exploration company and a very small participant in the mineral exploration business. There is competition for the limited number of silver and gold acquisition and exploration opportunities, some of which is with other companies having substantially greater financial resources than we have. As a result, we may have difficulty acquiring attractive silver and gold projects at reasonable prices. We use consultants and compete with other mining companies for the man hours of consulting time required to complete our studies. We also compete with other mining companies for mining engineers, geologists and other skilled personnel in the mining industry and for exploration and development services.

Metals Market Overview

We are an emerging precious metals exploration company with silver and gold mining properties in Argentina. Descriptions of the markets for these metals are provided below.

Silver Market

Silver has traditionally served as a medium of exchange, much like gold. Silver's strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make it a widely used industrial metal. While silver continues to be used as a form of investment and a financial asset, the principal uses of silver are industrial, primarily in electrical and electronic components, photography, jewelry, silverware, batteries, computer chips, electrical contacts, and high technology printing. Silver's anti-bacterial properties also make it valuable for use in medicine and in water purification. Additionally, the use of silver in the photovoltaic and solar panel industries is growing rapidly, and new uses of silver are being developed in connection with the use of superconductive wire and radio frequency identification devices.

Most silver product is obtained from mining in which silver is not the principal or primary product. The Silver Institute, an international silver industry association, noted that for 2014 only around 31% of output came from so-called primary silver mines, where silver is the main source of revenue. The following table sets forth for the periods indicated on the London Fix high and low silver fixes in U.S. dollars per troy ounce.

Silver	Year	High	Low
	2010	$30.70	$15.14
	2011	$48.70	$26.16
	2012	$37.23	$26.67
	2013	$32.23	$18.61
	2014	$22.05	$15.28
	2015	$18.23	$13.71

Gold Market

Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry. The supply of gold consists of a combination of production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. The following table sets forth for the periods indicated on the London Fix PM high and low gold fixes in U.S. dollars per troy ounce.

Gold	Year	High	Low
	2010	$1,420	$1,058
	2011	$1,895	$1,319
	2012	$1,792	$1,540
	2013	$1,694	$1,192
	2014	$1,385	$1,142
	2015	$1,296	$1,049

Employees

As at December 31, 2015, we had 8 full and part time employees and 3 individual working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs.

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Mineral Exploration Activity

Properties

The majority of the Company's assets are located in Argentina.  The Company owns a 25,000-acre ranch called the La Josefina Estancia, on which the Company's La Josefina project is located.

The Company also owns mobile housing units, trucks and additional mechanical equipment, all purchased within the last ten years and in good physical condition, to support exploration activities on the Company's projects, all located in Argentina.

La Josefina Property

The La Josefina property is our primary exploration property because it occupies 52,800 hectares and approximately 90% of the nearly 65,000 meters drilled by us.   It is located in North-Central Santa Cruz province in southern Argentina, within the region known as Patagonia.

Exploration Agreement between Fomicruz and CCSA

In March 2007, CCSA was awarded the exploration and development rights from Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz") through a required public bidding process to explore the La Josefina Project. As Fomicruz is a government owned company in Santa Cruz province in Argentina, it cannot make individual agreements with a private company without first publishing the offer and giving other private companies the opportunity to submit bids, but the first company making an offer has the right to match any new offer.

The definitive agreement between CCSA and Fomicruz was finalized in July, 2007. Pursuant to this agreement, CCSA was obligated to spend US$6 million in exploration and complete pre-feasibility and feasibility studies during a 4 year exploration period (excluding three months each year for winter holiday) commencing in October, 2007 at La Josefina in order to earn mining and production rights for a 40-year period in a joint venture partnership ("JV") with Fomicruz. CCSA may terminate this agreement at the end of each exploration stage if results are negative.

The 4-year exploration period was originally planned to proceed in the following three stages:

	Year 1	Year 2	Years 3 & 4
Target Area	To July 2008	July 2008 to July 2009	July 2009 to July 2011	Totals
Noreste Area	US$300,000	US$400,000	US$500,000	US$1,200,000
Veta Norte	500,000	800,000	800,000	2,100,000
Central Area	500,000	800,000	900,000	2,200,000
Piedra Labrada	200,000	100,000	200,000	500,000
TOTAL US$	US$1,500,000	US$2,100,000	US$2,400,000	US$6,000,000

At the successful completion of positive pre-feasibility and feasibility studies, which cannot be assured, a new joint venture company will be formed to develop the project. This new company will have joint participating ownership with 91% owned by CCSA and 9% by Fomicruz; however, upon inception Fomicruz may elect to increase its participating interest in the new joint venture company to either a 19%, 29% or 49% by reimbursing CCSA 10%, 20% or 40%, respectively, of CCSA's total investment in the project. Once the choice is made by Fomicruz, there are no means to modify the agreement.

Other conditions of the agreement:

1.	CCSA posted a US$600,000 performance bond (equal to 10% of the total proposed exploration investment).

2.	CCSA must maintain the La Josefina mining rights by paying the annual canons due the province on the project's 398 pertenencias.

3.
CCSA must complete surface agreements (lease or buy) with the surface landowners, as required by the Federal mining law, to gain legal access to the farms (estancias) that cover the project.  Most of the project and all of the current target areas lie within two large farms that have been unoccupied for many years - Estancia La Josefina and Estancia Piedra Labrada. The major part of mineralization occurs on Estancia La Josefina, which CCSA purchased in 2007. CCSA rents Estancia Piedra Labrada, which it uses as an exploration field camp.

Since CCSA fulfilled its exploration requirement mandated by the agreement with Fomicruz, the performance bond was no longer required to secure the La Josefina project.  In June 2010, the Company used the bond to secure the La Valenciana project.

On November 15, 2012, we signed an amendment to our agreement with Fomicruz which extends the time we have to develop the La Josefina project by four years, from 2015 to 2019.  The Company has agreed to make a minimum investment of US$12 million, of which it has already invested approximately US$9 million.  Additionally, and subject to proof of compliance with committed investments, the Company has the option to continue exploration for a second additional term of four years, ending on June 30, 2019, requiring it to make an additional investment US$6 million, which will bring the total investments in the La Josefina Project to US$18 million.

Total costs incurred to date are approximately US$15 million.

A participating interest of Fomicruz over the minerals and metals extracted from the field and the purchase option of up to a 49% participating interest in the incorporation of the future Company to be organized for the productions and exploitation of the project, having Fomicruz to contribute the equivalent of such percentage of the investments made.  The Company has the right to buy back any increase in Fomicruz's ownership interest in the JV Corporation at a purchase price of USD$200,000 per each percentage interest owned by Fomicruz down to its initial ownership interest of 19%; the Company can purchase 10% of the Fomicruz's initial 19% JV Corporation ownership interest by negotiating a purchase amount with Fomicruz.

In December, 2007, CCSA purchased the "La Josefina Estancia", a 92 square kilometer parcel of land within the La Josefina Project area. CCSA plans to use the La Josefina Estancia as a base of operations for Santa Cruz exploration. The purchase price for the La Josefina Estancia was US$710,000.

Initially, the La Josefina property was excluded from our exploration agreement with Eldorado Gold.  This property was made subject to the exploration agreement with Eldorado Gold on May 7, 2013, an agreement later terminated by Eldorado in July 2013.

In 2014, the Company conducted a shallow Diamond drilling campaign, including 12 holes totaling 651 meters in length completed on the Maria Belen target and 15 holes totaling 957 meters on the Sinter target.  Detailed results of the La Josefina drilling program are included in the Company's website, www.huntmining.com.

By late 2015, when the options for test milling the material that would be mined at La Josefina under this bulk sampling program seemed very limited, the Company began talks and eventual negotiations with Coeur Mining Inc. for the purchase the assets of the Mina Martha project approximately 110 km (65 miles) to the south of La Josefina from Coeur's Argentine subsidiary, Coeur Argentina SRL.

The Company has been actively pursuing a new exploration partner for the La Josefina project, as of the date of this filing these discussions are still in process.

           Personnel

•
Danilo Silva; General Manager of Hunt's Argentina Subsidiary – Has served as a Senior Geologist and Project Manager with Yamana Resources and Buenaventura mining companies in his homeland of Argentina, and as general manager for Platero Resources

•	Vicente Sanchez; Exploration Manager – Professional Geologist from Argentina who leads all Hunt's Argentinean geologic crews

•	Mariano Ibaldi; Exploration Data Management – Professional Geologist who is meticulous in his documentation and analysis of data collected from all forms of sampling

•	Jorge Garay; Exploration Geologist – Senior Geologist and Project Manager with tremendous exploration experience in Santa Cruz

•	Klaus Triebel; Resource Estimation, Mine Planning & Pit Design – Most recently with Coeur as Manager – Resource Estimation, Mr. Triebel is a Senior Mine Geologist and Engineer

•	Martin Fromm; Consultant – Mine Management – Mining Engineer from Argentina, recently a Project Manager for Patagonia Gold S.A. at their Capa Oeste and Lomada mines

Much of the following information is derived from, and based upon the La Josefina 2010 Technical Report, which is available for Hunt Mining Corp. on the System for Electronic Document Analysis and Retrieval ("SEDAR") at www.sedar.com.

Property Description and Location

The La Josefina Project is situated about 450 km northwest of the city of Rio Gallegos, in the Department of Deseado, Santa Cruz province, Argentina within a scarcely populated steppe-like region known as Patagonia.

The La Josefina Project consists of mineral rights composed by an area of 528 square kilometers established in 1994 as a Mineral Reserve held by Fomicruz, an oil and mining company owned by the Santa Cruz provincial government.

The boundaries of the property are summarized in the following table:

Boundary	Latitude/Longitude	Gauss-Krüger *
North	47°45'00" S	4,711,533 N
South	48°00'06" S	4,683,433 N
East	69°10'47" W	2,486,505 E
West	69°30'08" W	2,462,505 E

*
The Argentine National Grid System (Gauss-Krüger) uses the Gauss-Krüger (also known as Transverse Mercator or TM) projection and is based on the Campo Inchauspe datum which uses the International 1924 (also known as Hayford) ellipsoid. Argentina is divided into seven zones which, similar to UTM zones, are north-south slices centered on 72°, 69°, 66°, 63°, 60°, 57°  and 54° W longitude.  Unlike UTM which effectively has two meridians of zero scale distortion, in Gauss-Krüger only the central meridian has zero scale distortion.  Unlike UTM where the easting offset is always 500,000m, each zone in the Gauss-Krüger Campo Inchauspe system has a different offset to remove coordinate ambiguity between zones.  Zone 1 has an easting offset of 1,500,000m with each successive zone adding 1,000,000m to the offset.  Consequently, grid coordinates are often quoted without explicitly specifying the zone as would normally be done with UTM coordinates. A new national grid named POSGAR is currently being introduced.  This datum uses the WGS84 ellipsoid and has already become common in some provinces.

The La Josefina Project comprises 16 Manifestations of Discovery totaling 52,776 hectares which are partially covered by 399 pertenencias, listed in the following table:

Manifestation of Discovery	File #	Hectares
Julia	409.048/F/98	6
Miguel Ángel	409.058/F/98	3,435
Diana	409.059/F/98	2,995
Noemi	409.060/F/98	3,013
Rosella	409.061/F/98	3,227
Giuliana	409.062/F/98	5,100
Benjamin	409.063/F/98	3,500
Mariana T.	409.064/F/98	3,500
Ailín	409.065/F/98	3,500
Mirta Julia	409.066/F/98	3,500
Ivo Gonzalo	409.067/F/98	3,500
Maria José	409.068/F/68	3,500
Matias Augusto	409.069/F/98	3,500
Sofia Luján	409.070/F/98	3,500
Lucas Marcelo	409.071/F/98	3,500
Nicolás Alejandro	409.072/F/98	3,500
	Total	52,776

There is no geophysics.  Geochemistry is conducted through ICP analysis (35+ elements) of all field and drill-hole samples.  Even if no elevated precious metal grades are encountered this trace element analysis can still expose possible trends which often preclude gold and silver mineralization.

Royalties

Mineral properties in Argentina carry no federal royalties but the provinces are entitled to collect up to 3% mine-mouth royalty.

In Santa Cruz, the province has opted to drop this MMR to 1% if the operation is a precious metals mine that produces doré bullion within the province. The agreement between CCSA and Fomicruz stipulates that any doré bullion resulting from future La Josefina operations must be produced in the province, so it is likely the project will carry the minimal 1% MMR. However, because La Josefina is a Mining Resource in which the mineral rights belong to Fomicruz, the project also carries an additional 5% MMR payable to the province. Therefore, the total MMR for any future gold/silver/base metal production at La Josefina under the current agreement total 6%.

Environmental Liabilities

There are no known environmental liabilities associated with the La Josefina Property.

Permits Required

No permits are required at this time to conduct the proposed exploration.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The project is located in the Deseado Massif mineral district in the north-central part of Santa Cruz province, the southernmost of several Argentine provinces comprising a vast, sparsely-populated, steppe-like region of South America known as Patagonia. The nearest town to the project is Gobernador Gregores (population 2,500), about 110 kilometers to the southwest. The nearest Atlantic coastal town is Puerto San Julián (population 6,800), 190 kilometers to the southeast. The project is reached by driving east from Gobernador Gregores for 40 km on gravel Provincial Route 25 – or west from Puerto San Julián for 170 km on the same road – and then north on gravel Provincial Route 12 for 110 km. Provincial Route 12 crosses the edge of the project and continues another 240 kilometers north to the oil town of Pico Truncado (population 16,500) in the northeastern part of the province.

The provincial gravel roads are generally accessible via two-wheel drive vehicles in dry weather but can become slippery or cannot be used for short periods when wet, so four wheel drive vehicles are sometimes required to access the project. Gobernador Gregores and Puerto San Julián are both served by fixed wing flights two or three times per week, to and from Comodoro Rivadavia (population 135,813), an important industrial center and port city. Comodoro Rivadavia lies 428 km north of Puerto San Julián. It can be reached via paved National Route 3, a major coastal highway. Comodoro Rivadavia serves as the region's major supply center for the booming petroleum and mining industries and is served by several airline daily flights to Buenos Aires and other major cities in Argentina. National Route 3 runs from Buenos Aires on the north to Ushuaia at the southernmost tip of the continent and offers all-weather access to a number of sea ports.

The Patagonia region is classified as a continental steppe-like climate. It is arid, very windy and has two distinct seasons, cold and warm. As Patagonia is located in the southern hemisphere, the cold winter months are from May to September and the warmer summer months are from November to March. The average annual precipitation averages only 200 mm (8 inches), much of which occurs as winter snow. Average monthly temperatures range from 3°C to 14°C, but vary widely depending on elevation. The winds are persistent, cool, dry and gusty, averaging about 36 km/h and directed predominantly to the east-southeast off the Andean Cordillera.

The La Josefina project area consists largely of subdued hilly terrain with internal drainages and playa lakes. Elevations range from 300 meters to 800 meters above sea level. Hill slopes are not steep, usually less than 10 degrees, and the rock exposures on these hillsides are typically abundant. Almost all of the mineralization and significant geochemical and geophysical anomalies are found on the crests or the flanks of these subdued hills.

The area is covered by sparse vegetation, consisting mostly of scattered low bushes and grass. In the area the only inhabitants are farm owners and employees. The nearest farms are Los Ventisqueros, Maria Esther, Las Vallas, La Florentina, La Laguna, La Josefina and Piedra Labrada.

The local economy was formerly based largely on sheep herding and marine fishing but in the late-1980s, sheep herding began a steep decline because of the Hudson volcano eruption and a descending economy; for those reasons many of the former large sheep farms are now unoccupied and in disrepair. The prolific sheep herds have since been replaced by overpopulated herds of wild guanacos, ostriches and flamingos (in the playas). One hundred km southeast of the property is the gold-silver epithermal Cerro Vanguardia Mine owned by AngloGold Ashanti Limited and Fomicruz.

Away from the towns and villages in Patagonia there are few power grids and scant telephone service. The many mineral exploration and development camps scattered widely throughout the Deseado Massif typically rely on diesel or gasoline generators for electrical power and satellite phones or radios for communications. Some communities in the region now have wind power generating stations and experimental hydrogen plants (Pico Truncado for example) and it is possible such stations might someday be utilized in mining camps to supplement their power requirements. However, the recent effort by the Santa Cruz Provincial Government to pave the Provincial Route 12, which runs within several kilometers of the project, may also include the construction of a power line which runs along the highway.

Near surface water tables exist on the La Josefina property.

Manpower is available in the larger communities to serve most exploration or mining operations.

History

Santa Cruz province - and indeed much of Patagonia - has only a short history of mineral prospecting and mining. Until the Cerro Vanguardia mine was commissioned in late 1989, only a few mineral occurrences had been identified within the 100,000 square kilometer area of the Deseado Massif.  Notably, although Coeur Mining Corporation ceased active mining operations at its Martha Mine in September, 2012, the Desado Massif continues to host three producing mines: the Cerro Vanguardia Mine (AngloGold Ashanti Limited - Fomicruz), the San Jose – Huevos Verdes Mine (Hochschild Mining plc – Minera Andes Incorporated) and the Manantial Espejo Mine (Pan American Silver Corp.). Additionally, several new mines are being readied for production, and many active exploration projects (including Coeur Mining's Joaquin exploration project) are in progress.

In 1975, the first occurrence of metals known in the La Josefina area was publicly mentioned by the Patagonian delegation of the National Ministry of Mining. They reported the presence of an old lead-zinc mine in veins very near Estancia La Josefina. The mineralization received no further attention until 1994 when a research project by the Institute of Mineral Resources of the Universidad Nacional de la Plata and the geology department of the University of Patagonia San Juan Bosco examined the occurrence. That investigation corroborated not only the presence of base metals, but also precious metals.

In 1994, immediately after the La Josefina gold-silver discovery, Fomicruz claimed the area as a Provincial Mineral Reserve and explored the project in collaboration with the Instituto de Recursos Minerales (INREMI) of La Plata University. The geology and alteration of the project area was mapped at a scale of 1:20,000. Mineralized structures and zones of sinter were mapped at 1:2,500, trenches across the structures were continuously sampled and mapped at scales of 1:100 and ground geophysical surveys consisting of 6,000 m of IP-resistivity and 5,750 meters of magnetic surveys were completed over sectors of greatest interest.

In 1998, after four years of exploring and advancing interest in the project, Fomicruz offered La Josefina for public bidding by international mining companies. In accordance with provincial law, the winner would continue exploring the project to earn the right to share production with Fomicruz of any commercial discoveries. The bid was awarded to Minamérica S. A. ("Minamerica"), a private Argentine mining company. Minamerica dug a limited number of new trenches, initiated a program of systematic surface geochemical sampling, completed several new IP-Resistivity geophysical survey lines and drilled the first exploration holes on the project – 12 diamond core holes totaling 1,320 meters in length. The results of this effort were relatively encouraging but Minamerica nevertheless abandoned the project a year later in 1999.

In 2000, Fomicruz resumed exploration of the project and continued their efforts until 2006.  Pits were dug to bedrock on 100- grids over some of the target areas, 3,900 meters of new trenches were dug and sampled, more than 8,000 float, soil and outcrop samples were collected for geochemical analyses, some new IP-Resistivity surveys were completed under contract to Quantec Geophysical Co., and 59 diamond core holes (total 3,680 meters) were drilled to average shallow depth below surface of 55 s. Of these holes, 37 were NQ-size core (47.6mm diameter) and 22 were HQ-size core (63.5mm).

Fomicruz reported spending more than US$2.8 million in exploring and improving infrastructure on the La Josefina Project from 1994 to 2006. In late-2006, the La Josefina Project was again opened to international bidding and in May, 2007, CCSA was awarded the right to explore the project. Throughout 2007 and 2008, CCSA was mainly focused on an intensive drill plan (37,605 meters), and in 2009 and the first quarter of 2010 reviewed all the data gathered in order to generate a geological model for the project, and continued working on regional exploration to define new additional targets for next drilling stages.

Geologic Setting

The La Josefina Project is located near the center of a large non-deformed stable platform known as the Deseado Massif, which covers an area of approximately 100,000 square kilometers in the northern third of Santa Cruz province. The Deseado Massif is a virtual twin of the Somun Cura Massif which encompasses an equally large area in the two adjoining provinces to the north. These two massifs are major metallotectonic features of the Patagonia region, and they are products of the massive continental volcanism formed by extensional rifting during the breakup of the South American and African continents in Jurassic time. The information in this paragraph is derived from "Tectonic Evolution of South America" prepared by Ramos, V.A and Aguirre-Urreta, M.B. in 2000 on behalf of the International Geological Congress.

The massifs are composed primarily of rhyolitic lavas, tuffs and ignimbrites which were erupted over a 50-million year period in middle-to late-Jurassic time (125 to 175 million years ago). The eruptives created a vast volcanic plateau which was subsequently segmented into the two massifs. These massifs are separated and bounded by sediment-filled basins: the Neuquén Basin north of the Somun Cura Massif, the San Jorge Basin between the massifs, and the Austral-Magellan Basin south of the Deseado Massif. These basins, filled largely with Cretaceous-age non-marine sedimentary rocks, are now sites of Argentina's largest oil and gas fields.

General Geology of the Deseado Massif

The geology of the Deseado Massif region has been described and discussed in numerous papers and reports published only during the last fifteen years. The geology has been mapped at various scales by government agencies, most recently covered by a series of 1:250,000 quadrangles published by the Instituto de Geología y Recursos Minerales and Servico Geológico Minero Argentino.

The Deseado Massif is dominated by a few major regional sequences comprised of felsic volcanic and volcaniclastic rocks deposited in middle- to late-Jurassic time. The rocks are broken by a series of regional fractures that probably represent reactivated basement fracture zones. Faults that were active during the period of intense Jurassic extension and volcanism trend mostly NNW-SSE and form a series of grabens, half-grabens and horst blocks which are tilted slightly to the east. Since Jurassic time, the rocks have been cut by normal faults of several different orientations, mainly NW-SE and ENE-WSW, but have undergone very little compression. As a result, they remain relatively undeformed and generally flat-lying to gently dipping, except locally where close to faults, volcanic domes or similar features.

Exposures of rocks older than Jurassic are limited. The oldest pre-Jurassic "basement" rocks are small outcrops of metamorphic rocks thought to be late Precambrian to early Paleozoic in age (about 540 Ma). These rocks have been assigned to the La Modesta Formation in the western part of the area and to the Complejo Río Deseado in the eastern part. They consist of schists, phyllites, quartzites, gneisses and amphibolites and plutonic intrusions.

The Precambrian and older Paleozoic rocks are unconformably overlain by thick continental sedimentary sequences of late-Paleozoic to early-Mesozoic age, called La Golondrina Formation and El Tranquilo Group. La Golondrina Formation is Permian (299–251 Ma) and is up to 2,200m of arkosic to lithic sandstones, siltstones and conglomerates deposited in N-S to NW-SE rift basins along older reactivated basement structures. El Tranquilo Group is Triassic in age (251– 200 Ma) and is up to 650m of rhythmically bedded arkosic sandstones and shales which grade upward into conglomerates and redbeds.

The Triassic sequence is intruded and overlain by the first indications of igneous activity related to the crustal separation and extension initiated in early Jurassic: La Leona and the Roca Blanca Formations. La Leona Formation, early Jurassic in age (175–200 Ma), is composed of calc-alkaline granitic intrusive bodies sparsely scattered throughout the northeastern part of the Deseado Massif. The Roca Blanca Formation is also early Jurassic age, and consists of up to 900m of a coarsening-upward fluvial to lacustrine mudstone and sandstone sequence deposited in grabens or other rift basins, mainly in the south-central part of the Deseado Massif. The upper third of the sequence is distinctly richer in volcanic tuffs and other pyroclastic materials.

The Jurassic volcanic rocks are divided into formal units, but can be treated as a single bimodal (andesite-rhyolite) Jurassic volcanic complex. There are three units in this volcanic complex: the Cerro Leon and Bajo Pobre Formations and the Bahía Laura Group. The last two units make up the most extensive unit in the massif.

The Cerro Leon unit (lower to middle Jurassic in age) consists of hypabyssal mafic rocks composed of andesitic to basaltic dykes and shallow intrusions located in the south-central part of the massif. The Bajo Pobre Formation (middle to upper Jurassic in age) is typically 150-200m thick and is locally up to 600m thick. It is composed of andesites and volcanic agglomerates with minor basalts, which intercalate upwards with mafic tuffs, conglomerates and sediments. Olivine basalts, common in the lower part of the formation in the El Tranquilo anticline region are thought to be products of fissure eruptions from rifts related to the early stages of the Gondwana breakup and continental separation.

The Bahia Laura Group (middle to upper Jurassic in age) covers more than half the area of the massif and hosts more than 90 percent of the known gold-silver occurrences. It is a complex sequence of felsic volcanic-sedimentary rocks that has been divided into two formations according to whether there is a predominance of volcanic flows (Chon Aike Formation) vs. a predominance of volcaniclastic and sedimentary debris (La Matilde Formation). These two formations are complexly intercalated and have rapid lateral changes in facies and thickness which make it virtually impossible to define a coherent regional stratigraphy.

Non-marine sediments of late Jurassic to early Cretaceous age occur at various places throughout the Deseado Massif filling structural or erosional basins in the underlying Jurassic terrain. The presence of continental sediments in these basins, typically less than 150 meters thick, indicates that the massif remained as a positive geological feature throughout the Cretaceous. The most extensive cover rocks are a series of young basalt lava flows, Miocene to Quaternary in age, which blanket large parts of the region. The flows are typically only a few meters thick except where they fill paleo-valleys in the old land surface. In some cases, these thicker lava accumulations stand in relief above the surrounding landscape, providing classic examples of inverted topography caused by differential erosion. The youngest deposit consists of an extensive veneer of Quaternary gravels, especially in the eastern part of the massif.

Geology of the La Josefina Project Area

The oldest unit in the area is the La Modesta Formation, which crops out west of the La Josefina Estancia. It is formed mainly by grey to greenish micaceous-quartz schists and phyllites that occur in small outcrops. An angular unconformity separates the overlying La Modesta Formation from the mid-Jurassic basic to intermediate volcanic rocks of the Bajo Pobre Formation. The most extensive unit is represented by the Jurassic Bahia Laura Group which is divided in the Chon Aike Formation and La Matilde Formation tuffs. The Chon Aike formation is divided into nine members, representing each event a separated volcanic event. Each of the members is comprised of generally similar sequences consisting of basal surge breccia followed by pyroclastic flows (ignimbrites), ash-fall tuffs and finally by re-worked volcaniclastic detritus. Rhyolitic domes intrude the volcanic sequence, grading towards lavas in their upper parts. The lava flows and breccias are best developed in the southern part of the prospect area, where they occur with small vitrophiric bodies. Those volcanic events took place along 4 million years in the upper Jurassic and emplaced the epithermal system that generated the mineralization. Around 800 meters east of La Josefina farm old facilities there is a hill oriented north-south 200 meters long and 20 meters wide, with outcrops of a mega-breccia made out of ignimbrite boulders about 2-3 cubic meters in size.  Finally, covering large extensions in the northern part of the area, Tertiary and Quaternary basaltic levels complete the geological sequence.

La Josefina basically draws matching geological features of The Deseado Massif:

•	There is one outcrop of metamorphic basement rocks belonging to the Paleozoic-age La Modesta Formation
•	There are several small inliers of andesitic volcanics belonging to the Bajo Pobre Formation which underlies the Chon Aike Formation
•	The area is dominated by Jurassic-age rhyolitic volcanic units. They belong to Chon Aike Formation.
•	Sedimentary and volcaniclastic units of Roca Blanca and La Matilde Formations are not present in the area, or perhaps have not been recognized or mapped yet
•	About half of the area is covered by thin Quaternary basalt flows
•	The project is crossed by a number of conjugate NNW-SSE and NE-SW sets of strong fault lineaments which are similar to those occurring throughout the Deseado Massif region

Deposit Types

The Deseado Massif is characterized by the presence of low-sulphidation type epithermal vein deposits that are spatially, temporally and genetically related to a complex and long-lived (more than 30 million years) Jurassic bimodal magmatic event associated with tectonic extension that spread out in a surface of 60,000 km2. The Deseado Massif hosts three active mines, including Cerro Vanguardia (AngloGold Ashanti Limited/Fomicruz), San José (Hochschild Mining plc/Minera Andes Incorporated) and Manantial Espejo (Pan American Silver Corp.). In addition, the region boasts a number of projects at the feasibility stage as well as more than 30 properties at the exploration stage.

Epithermal deposits are high-level hydrothermal systems which usually form within one kilometer of the surface at relatively low temperatures, generally in the range of 50°C to 200°C. They commonly represent deeper parts of fossil geothermal systems and some are associated with hot-spring activity at or near the surface. The term low-sulphidation represents a variety of epithermal deposits characteristically deficient in sulfide minerals. These low-sulphidation systems are also often called "quartz-adularia" vein systems after the two most common gangue (non-valuable) minerals in the veins – quartz and adularia (a potassium-aluminum bearing silicate mineral that forms from low-temperature hydrothermal solutions and is considered diagnostic of a low-sulphidation environment.  The known deposits are steeply-dipping to sub-vertical fissure vein systems associated with intermediate to felsic volcanic centers in areas of regional faulting and are localized by structures, up to a  or more in width and hundreds of s to several kilometers in length.

Most of the epithermal systems in the Deseado Massif consist of steeply-dipping tabular veins and breccias. The mineralization of economic interest in these veins generally occurs over a limited vertical range and is concentrated in discrete bodies ("shoots") of comparatively small lateral dimensions. They are comprised of quartz veins, stockwork veins and breccias that carry gold, electrum (a gold-silver alloy), silver sulfosalts, and up to a few percent sulfide minerals, mainly pyrite, with variable, but usually small, amounts of base metal sulfides – sphalerite, galena, and/or chalcopyrite.  The thickening and thinning along and down the structure - often referred to as "pinch and swell" - is responsible for rod-like high-grade ore shoots that are hallmarks of these systems. Common gangue minerals in the veins are quartz and other forms of silica, such as chalcedony, together with variable amounts of adularia, sericite, and sometimes distinct blades of calcite and rarely barite, either of which may be totally replaced by silica.

The metals associated with low sulphidation epithermal systems are commonly zoned laterally along strike and vertically with depth. The zonation can vary considerably from area to area, but the classic zonation pattern consists of a gold and silver top giving way vertically over a few hundred s depth to a relatively silver-rich zone with continuously increasing base metals (dominantly lead and zinc with sparse copper) at increasing depth. Mineralized epithermal vein systems are also very commonly associated with anomalous amounts of arsenic, mercury, antimony, thallium and/or potassium. Any or all of these elements can form broad halos of varying widths and intensities around the vein systems and they often serve as pathfinder elements in the geochemical exploration for epithermal mineral deposits. The geochemical signature of the Deseado Massif's typical epithermal deposit is characterized by anomalous precious metals (gold-silver) and locally anomalous amounts of arsenic, mercury, antimony, mercury, lead, zinc, manganese and copper.

The alteration halos extending outward in the wall-rocks away from the vein systems are typically relatively small in extent. In the Deseado Massif, more than 90 percent of the epithermal occurrences are hosted by silica-rich rhyodacitic tuffs and ash flow tuffs of the Chon Aike Formation. These rocks are chemically non-reactive and thus not usually widely or conspicuously altered, except perhaps close to the vein where they may be intensely and pervasively silicified. Halos of argillic, sericitic and prophyllitic alteration typically extend outward from the vein for a few s to rarely a few tens of s. In contrast, the andesitic lavas and volcaniclastics of the underlying Bajo Pobre Formation, which host about five percent of the epithermal occurrences, often show conspicuous clay alteration envelopes of variable width and intensity extending outward from the silicification adjacent to the vein.

In addition to the classic low sulphidation epithermal vein systems, La Josefina contains an additional target that represents an uncommon variation of the epithermal deposit model known as hot springs-type gold. Formed as the surface expression of an epithermal system at depth, hot springs-type deposits are characterized by laminated silica layers, known as "sinter," which occasionally may contain some gold. The pipeline conduit, or feeder, for these sinters may contain hydrothermal breccias ("pipeline" breccias).

La Valenciana Property

La Valenciana is the Company's second most advanced project.  The property is located on the central-north area of the Santa Cruz Province, Argentina, and is located 25 kilometers to the west of the Company's main Piedra Labrada base camp.  The project encompasses an area of approximately 29,600 hectares, and is contiguous to the Company's La Josefina property to the east. The La Valenciana project is comprised of 11 Manifestations of Discovery covering segments of Estancia Canodon Grande, Estancia Flecha Negra, Estancia Las Vallas, Estancia La Florentina, Estancia La Valenciana and Estancia La Modesta (inactive ranches).

Exploration Agreement between Fomicruz and CCSA

In 2010, the right to develop and mine the property was opened up for bidding to private companies.Hunt Mining Corp, through CCSA, was awarded the prospects and mining rights.  We entered into an agreement with Fomicruz effective as of November 15, 2012, for the right to explore and develop the La Valenciana property for a period of seven years.  The agreement with Fomicruz requires the Company to spend USD $5,000,000 in exploration on the project over 7 years.

Total costs incurred to date are approximately US$4 million.

Since CCSA fulfilled its exploration requirement mandated by the agreement with Fomicruz, the performance bond was no longer required to secure the La Josefina project.  In June 2010, the Company used the bond to secure the La Valenciana project.

If the Company elects to exercise its option to bring the La Valenciana project into production it must grant Fomicruz a 9% ownership in a new JV Corporation to be created by the Company to manage the project. If Fomicruz elects to increase their ownership they can under the following formula up to a maximum of 49% interest.

•	To purchase an additional 10% in the JV corporation, Fomicruz must reimburse the Company for 10% of the exploration expenses made by the Company during the exploration period;

•	To purchase the next 10% interest in the JV corporation, Fomicruz must reimburse the Company for 20% of the exploration expenses made by the Company during the exploration period;

•
To purchase a final additional 20% interest in the JV Corporation, Fomicruz must reimburse the Company for 25% of the exploration expenses made by the Company during the exploration period; bringing Fomicruz's total ownership interest in the JV Corporation to 49%.

At the Company's option it can purchase all but the 9% granted ownership interest in the JV Corporation from Fomicruz for USD $200,000 per percentage point owned.  The remaining 9% can be purchased for a mutually agreed amount, to be determined by negotiation between Fomicruz and the Company

Royalties

Mineral properties in Argentina carry no federal royalties but the provinces are entitled to collect up to 3% mine-mouth royalty.

In Santa Cruz, the province has opted to drop this MMR to 1% if the operation is a precious metals mine that produces doré bullion within the province. The agreement between CCSA and Fomicruz stipulates that any doré bullion resulting from future La Valenciana operations must be produced in the province, so it is likely the project will carry the minimal 1% MMR. However, because La Valenciana is a Mining Reserve in which the mineral rights belong to Fomicruz, the project also carries an additional 5% MMR payable to the province. Therefore, the total MMR for any future gold/silver/base metal production at La Josefina under the current agreement total 6%.

Environmental Liabilities

There are no known environmental liabilities associated with the La Valenciana Property.

Permits Required

No permits are required at this time to conduct the proposed exploration.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

As the property is adjacent to La Josefina, similar conditions exist.  The project is located in the Deseado Massif mineral district in the north-central part of Santa Cruz province, the southernmost of several Argentine provinces comprising a vast, sparsely-populated, steppe-like region of South America known as Patagonia. The nearest town to the project is Gobernador Gregores (population 2,500), about 110 kilometers to the southwest. The nearest Atlantic coastal town is Puerto San Julián (population 6,800), 190 kilometers to the southeast. The project is reached by driving east from Gobernador Gregores for 40 km on gravel Provincial Route 25 – or west from Puerto San Julián for 170 km on the same road – and then north on gravel Provincial Route 12 for 110 km. Provincial Route 12 crosses the edge of the project and continues another 240 kilometers north to the oil town of Pico Truncado (population 16,500) in the northeastern part of the province.

The provincial gravel roads are generally accessible via two-wheel drive vehicles in dry weather but can become slippery or cannot be used for short periods when wet, so four wheel drive vehicles are sometimes required to access the project. Gobernador Gregores and Puerto San Julián are both served by fixed wing flights two or three times per week, to and from Comodoro Rivadavia (population 135,813), an important industrial center and port city. Comodoro Rivadavia lies 428 km north of Puerto San Julián. It can be reached via paved National Route 3, a major coastal highway. Comodoro Rivadavia serves as the region's major supply center for the booming petroleum and mining industries and is served by several airline daily flights to Buenos Aires and other major cities in Argentina. National Route 3 runs from Buenos Aires on the north to Ushuaia at the southernmost tip of the continent and offers all-weather access to a number of sea ports.

The Patagonia region is classified as a continental steppe-like climate. It is arid, very windy and has two distinct seasons, cold and warm. As Patagonia is located in the southern hemisphere, the cold winter months are from May to September and the warmer summer months are from November to March. The average annual precipitation averages only 200 mm (8 inches), much of which occurs as winter snow. Average monthly temperatures range from 3°C to 14°C, but vary widely depending on elevation. The winds are persistent, cool, dry and gusty, averaging about 36 km/h and directed predominantly to the east-southeast off the Andean Cordillera.

The area is covered by sparse vegetation, consisting mostly of scattered low bushes and grass. In the area the only inhabitants are farm owners and employees. The nearest farms are Los Ventisqueros, Maria Esther, Las Vallas, La Florentina, La Laguna, La Josefina and Piedra Labrada.

The local economy was formerly based largely on sheep herding and marine fishing but in the late-1980s, sheep herding began a steep decline because of the Hudson volcano eruption and a descending economy; for those reasons many of the former large sheep farms are now unoccupied and in disrepair. The prolific sheep herds have since been replaced by overpopulated herds of wild guanacos, ostriches and flamingos (in the playas). One hundred km southeast of the property is the gold-silver epithermal Cerro Vanguardia Mine owned by AngloGold Ashanti Limited and Fomicruz.

Away from the towns and villages in Patagonia there are few power grids and scant telephone service. The many mineral exploration and development camps scattered widely throughout the Deseado Massif typically rely on diesel or gasoline generators for electrical power and satellite phones or radios for communications. Some communities in the region now have wind power generating stations and experimental hydrogen plants (Pico Truncado for example) and it is possible such stations might someday be utilized in mining camps to supplement their power requirements. However, the recent effort by the Santa Cruz Provincial Government to pave the Provincial Route 12, which runs within several kilometers of the project, may also include the construction of a power line which runs along the highway.

Near surface water tables exist on the La Valenciana property.

Manpower is available in the larger communities to serve most exploration or mining operations.

Geology and Mineralization

Geology of La Valenciana Project, within the Deseado Massif, is characterized by abundant middle-to-late Jurassic Age volcanic and volcaniclastic rock units.  The units are dominated by rhyolitic to rhyodacitic ignimbrite flows and lava domes together with subordinate agglomerates, volcanic breccias and tuffs with minor basalts, andesites and volcanic agglomerates intercalated upward with mafic tuffs, conglomerates and sediments.  Faults active during the period of intense Jurassic extension and volcanism generally trend NNW-SSE and form a series of grabens, and horst blocks.

Since Jurassic time, the rocks have been cut by normal faults of several different orientations, but have undergone only a moderate amount of compression.  In general, the Jurassic rocks remain relatively undeformed and remain flat to gently dipping, except locally where close to faults, volcanic domes or similar features.  Thin Quaternary Age basalt flows conceal about half of the Jurassic Age rocks on the La Valenciana project.

The type of mineralization and alteration styles present across the project area are classified as sulfidation type epithermal deposits.  Gold and silver occur in fissure vein systems localized in structures, often a meter or more wide and hundreds of meters long.  They are comprised of quartz veins, stockworks and breccias, rich in adularia with some calcite, that carry gold, silver, electrum and some sulfides, primarily pyrite with small amounts of base metal sulfides.

The La Valenciana project is without known reserves as defined by SEC industry Guide No. 7.

The exploration targets consist of gold and silver mineralized quartz veins in volcanic host rocks. Current work is conducted on the La Josefina and La Valenciana claim blocks. La Josefina includes four major vein systems while La Valenciana harbors three.  A total of more than 900 trenches and drillholes have been drilled with approximately 40,000 assayed samples. Higher gold values exceed 100 g/tone and higher silver values are above 1,000 g/t. Veins are formed by upward fluid migration and are therefore typically open to depth.

There is no geophysics.  Geochemistry is conducted through ICP analysis (35+ elements) of all field and drill-hole samples.  Even if no elevated precious metal grades are encountered this trace element analysis can still expose possible trends which often preclude gold and silver mineralization.

History

Several historical exploration programs, consisting of trenching, mapping and drilling by Fomicruz carried out from 1994 to 2000 and air geophysics including gamma spectrometry from 1996 to 1998, have taken place to date at La Valenciana, with the most recent exploration being conducted by CCSA. Initially, the La Valenciana property was excluded from our exploration agreement with Eldorado Gold.  This property was made subject to the exploration agreement with Eldorado Gold on May 7, 2013, an agreement later terminated by Eldorado in July 2013.

In 2014, CCSA conducted a shallow Diamond drilling campaign on the La Valenciana project.  This was the first drill program undertaken by the Company at La Valenciana and consisted of 42 holes totaling 3,000 meters, designed to partially test four separate targets: Principal, 19 holes totaling 1,135 meters; Valenciana, 6 holes totaling 438 meters; Rosario, 7 holes totaling 521 meters; and Florentina, 10 holes totaling 726 meters.  Detailed results of the La Valenciana drilling program are included in the Company's website, www.huntmining.com.

The Company has been actively pursuing a new exploration partner for the La Valenciana project, as of the date of this filing these discussions are still in process.

There was no drilling activity during 2015 at La Valenciana.

Bajo Pobré Property

The Bajo Pobré property covers 3,190 hectares and is mainly on the Estancia Bajo Pobré. The property is located 90 kilometers south of the town of Las Heras.

In January, 2006, CCSA signed a letter of intent with FK Minera S.A., an arm's length party to CCSA and CCSA's former parent corporation, to acquire a 100% interest in the Bajo Pobré property, a gold exploration property located in Santa Cruz province, Argentina.  On March 27, 2007 CCSA signed a definitive lease purchase agreement with FK Minera to acquire the Bajo Pobré property.  Pursuant to this agreement, CCSA can earn up to a 100% equity interest in the Bajo Pobré property by making cash payments and exploration expenditures over a 5 year earn-in period.

The required expenditures and ownership levels upon meeting those requirements are:

Year of the Agreement	Payment to FK Minera S.A.	Exploration Expenditures	Ownership
First Year (2007)	US$50,000	US$250,000	0%
Second Year (2008)	US$30,000	US$250,000	0%
Third Year (2009)	US$50,000	$0	51%
Fourth Year (2010)	US$50,000	$0	60%
Fifth Year (2011)	US$50,000	$0	100%

The Company has completed all lease payments to FK Minera S.A., the owner of the Bajo Pobré property.  The parties to the contract have finalized an amendment to the contract terms and therefore the Company's ability to retain rights to explore the Bajo Pobré property is affirmed.  As part of the amendment, the Company's obligation of exploration expenditures has been waived by FK Minera S.A., thus affirming the Company's right to ownership.

Royalties

If CCSA is able to commence commercial production on the Bajo Pobré property, CCSA shall pay FK Minera S.A. the greater of a 1% Net Smelter Royalty ("NSR") on commercial production or US$100,000 per year.  CCSA has the option to purchase the NSR for a lump sum payment of US$1,000,000 less the sum of all royalty payments made to FK Minera S.A. to that point.

Environmental Liabilities

There are no known environmental liabilities associated with the Bajo Pobré Property.

Permits Required

No permits are required at this time to conduct the proposed exploration.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The project is located in the Deseado Massif mineral district in the north-central part of Santa Cruz province, the southernmost of several Argentine provinces comprising a vast, sparsely-populated, steppe-like region of South America known as Patagonia. The project is located about 70 kilometers north of the La Josefina project.  The nearest town to the project is Las Heras, about 90 kilometers to the north. The nearest Atlantic coastal town is Caleta Olivia, approximately 180 kilometers to the north.  The project is reached by driving southwest from Pico Truncado for approximately 50 km on gravel Provincial Route 12 and then traveling on an unimproved gravel road.

The provincial gravel roads are generally accessible via two-wheel drive vehicles in dry weather but can become slippery or cannot be used for short periods when wet, so four wheel drive vehicles are sometimes required to access the project. Gobernador Gregores and Puerto San Julián are both served by fixed wing flights two or three times per week, to and from Comodoro Rivadavia (population 135,813), an important industrial center and port city. Comodoro Rivadavia lies 428 km north of Puerto San Julián. It can be reached via paved National Route 3, a major coastal highway. Comodoro Rivadavia serves as the region's major supply center for the booming petroleum and mining industries and is served by several airline daily flights to Buenos Aires and other major cities in Argentina. National Route 3 runs from Buenos Aires on the north to Ushuaia at the southernmost tip of the continent and offers all-weather access to a number of sea ports.

The Patagonia region is classified as a continental steppe-like climate. It is arid, very windy and has two distinct seasons, cold and warm. As Patagonia is located in the southern hemisphere, the cold winter months are from May to September and the warmer summer months are from November to March. The average annual precipitation averages only 200 mm (8 inches), much of which occurs as winter snow. Average monthly temperatures range from 3°C to 14°C, but vary widely depending on elevation. The winds are persistent, cool, dry and gusty, averaging about 36 km/h and directed predominantly to the east-southeast off the Andean Cordillera.

The area is covered by sparse vegetation, consisting mostly of scattered low bushes and grass. In the area the only inhabitants are farm owners and employees. The nearest farms are Los Ventisqueros, Maria Esther, Las Vallas, La Florentina, La Laguna, La Josefina and Piedra Labrada.

The local economy was formerly based largely on sheep herding and marine fishing but in the late-1980s, sheep herding began a steep decline because of the Hudson volcano eruption and a descending economy; for those reasons many of the former large sheep farms are now unoccupied and in disrepair. The prolific sheep herds have since been replaced by overpopulated herds of wild guanacos, ostriches and flamingos (in the playas). One hundred km southeast of the property is the gold-silver epithermal Cerro Vanguardia Mine owned by AngloGold Ashanti Limited and Fomicruz.

Away from the towns and villages in Patagonia there are few power grids and scant telephone service. The many mineral exploration and development camps scattered widely throughout the Deseado Massif typically rely on diesel or gasoline generators for electrical power and satellite phones or radios for communications. Some communities in the region now have wind power generating stations and experimental hydrogen plants (Pico Truncado for example) and it is possible such stations might someday be utilized in mining camps to supplement their power requirements. However, the recent effort by the Santa Cruz Provincial Government to pave the Provincial Route 12, which runs within several kilometers of the project, may also include the construction of a power line which runs along the highway.

Manpower is available in the larger communities to serve most exploration or mining operations.

Geology and Mineralization

The Bajo Pobré project comprises an extensive low sulphidation epithermal gold/silver vein and stock work system located in the North-central region of the Deseado Massif in Santa Cruz Argentina. The known extent of the Bajo Pobré gold system encompasses more than 12 kilometers of exposed vein strike within a 5 square kilometer area of intense hydrothermal alteration.  The main vein system generally trends northeast and is comprised of at least five outcropping sub-parallel structures, varying between 1 and 10 meters in width, with an average outcrop width of 3 meters. These sub parallel veins converge on a hill which shows extensive stockwork, strong silicification, acid leaching and argillic alteration.  The mineralization is hosted within permeable dacitic to andesitic tuffaceous rocks of the Jurassic age Bajo Pobré Formation.

The Company's Bajo Pobré project does not have any known reserves, and the property does not have any processing infrastructure or equipment on site.  There are no power generation facilities on the property, and if it was to become a mine a power generation facility would have to be built or power lines would have to be run to the project.  The property does have access to a good water supply that can be utilized for both drilling and processing should it become a mine.

The Bajo Pobré project is without known reserves as defined by SEC industry Guide No. 7.

History

The Bajo Pobré property was discovered in 1970 and has been worked intermittently by several government entities and private companies.  However, serious exploration was not initiated until the mid- 90's with detailed geologic mapping and surface sampling.  Assays from this sampling yielded up to 40 grams per ton gold.  Drill targets identified from surface sampling were augmented in 2002 with additional targets derived from geophysical surveys.  In 2003 and 2004, the property saw a limited amount of exploration drilling which tested a small portion of these targets.  The specific work that was conducted from 1996 to 2004 included 62 line kilometers of IP/resistivity geophysical surveys, the emplacement and sampling of 40 trenches totaling 2,500 meters, more than 1000 surface chip and channel samples and 12 widely spaced shallow drill holes.

The Company has conducted cursory reconnaissance on the Bajo Pobré property.  The Bajo Pobré property was included in our exploration agreement with Eldorado Gold, an agreement later terminated by Eldorado in July 2013.

Mineral Exploration Activity

The Company completed detailed geological mapping, surface soil sampling and advanced drill targeting during 2012 on the Bajo Pobré project.  The Company did not carry out any exploration work on the Bajo Pobré project in 2013 or 2014.

Total costs incurred to date are approximately US$1.5 million.

There are no current detailed plans to conduct exploration on the property.

El Gateado Property

In March, 2006, CCSA acquired the right to conduct exploration on, through a claims staking process, the El Gateado property for a period of at least 1,000 days, commencing after the Argentine Government issues a formal claim notice, and retain 100% ownership of any mineral deposit found within.

We have not yet received a formal claim notice pertaining to the El Gateado property. Should a mineral deposit be discovered, CCSA has the exclusive option to file for mining rights on the property.  The surface rights of our El Gateado claim are held by the following Ranches, Estancia Los Ventisqueros, Estancia La Primavera, Estancia La Virginia and Estancia Piedra Labrada.  The El Gateado claims are filed with the government of Argentina under file #406.776/DPS/06.

The El Gateado project is without known reserves as defined by SEC industry Guide No. 7.

El Gateado is a 10,000 hectare exploration concession filed with the Santa Cruz Provincial mining authority. The El Gateado property is located in the north-central part of Santa Cruz province, contiguous to La Josefina on the east.

Environmental Liabilities

There are no known environmental liabilities associated with the El Gateado Property.

Permits Required

No permits are required at this time to conduct the proposed exploration.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

As the property is adjacent to La Josefina, similar conditions exist.  The project is located in the Deseado Massif mineral district in the north-central part of Santa Cruz province, the southernmost of several Argentine provinces comprising a vast, sparsely-populated, steppe-like region of South America known as Patagonia. The nearest town to the project is Gobernador Gregores (population 2,500), about 110 kilometers to the southwest. The nearest Atlantic coastal town is Puerto San Julián (population 6,800), 190 kilometers to the southeast. The project is reached by driving east from Gobernador Gregores for 40 km on gravel Provincial Route 25 – or west from Puerto San Julián for 170 km on the same road – and then north on gravel Provincial Route 12 for 110 km. Provincial Route 12 crosses the edge of the project and continues another 240 kilometers north to the oil town of Pico Truncado (population 16,500) in the northeastern part of the province.

The provincial gravel roads are generally accessible via two-wheel drive vehicles in dry weather but can become slippery or cannot be used for short periods when wet, so four wheel drive vehicles are sometimes required to access the project. Gobernador Gregores and Puerto San Julián are both served by fixed wing flights two or three times per week, to and from Comodoro Rivadavia (population 135,813), an important industrial center and port city. Comodoro Rivadavia lies 428 km north of Puerto San Julián. It can be reached via paved National Route 3, a major coastal highway. Comodoro Rivadavia serves as the region's major supply center for the booming petroleum and mining industries and is served by several airline daily flights to Buenos Aires and other major cities in Argentina. National Route 3 runs from Buenos Aires on the north to Ushuaia at the southernmost tip of the continent and offers all-weather access to a number of sea ports.

The Patagonia region is classified as a continental steppe-like climate. It is arid, very windy and has two distinct seasons, cold and warm. As Patagonia is located in the southern hemisphere, the cold winter months are from May to September and the warmer summer months are from November to March. The average annual precipitation averages only 200 mm (8 inches), much of which occurs as winter snow. Average monthly temperatures range from 3°C to 14°C, but vary widely depending on elevation. The winds are persistent, cool, dry and gusty, averaging about 36 km/h and directed predominantly to the east-southeast off the Andean Cordillera.

The area is covered by sparse vegetation, consisting mostly of scattered low bushes and grass. In the area the only inhabitants are farm owners and employees. The nearest farms are Los Ventisqueros, Maria Esther, Las Vallas, La Florentina, La Laguna, La Josefina and Piedra Labrada.

The local economy was formerly based largely on sheep herding and marine fishing but in the late-1980s, sheep herding began a steep decline because of the Hudson volcano eruption and a descending economy; for those reasons many of the former large sheep farms are now unoccupied and in disrepair. The prolific sheep herds have since been replaced by overpopulated herds of wild guanacos, ostriches and flamingos (in the playas). One hundred km southeast of the property is the gold-silver epithermal Cerro Vanguardia Mine owned by AngloGold Ashanti Limited and Fomicruz.

Away from the towns and villages in Patagonia there are few power grids and scant telephone service. The many mineral exploration and development camps scattered widely throughout the Deseado Massif typically rely on diesel or gasoline generators for electrical power and satellite phones or radios for communications. Some communities in the region now have wind power generating stations and experimental hydrogen plants (Pico Truncado for example) and it is possible such stations might someday be utilized in mining camps to supplement their power requirements. However, the recent effort by the Santa Cruz Provincial Government to pave the Provincial Route 12, which runs within several kilometers of the project, may also include the construction of a power line which runs along the highway.

Manpower is available in the larger communities to serve most exploration or mining operations.

The El Gateado property shares the same general geology as all of the other Santa Cruz properties controlled by the Company.  The gold-silver mineralization found at El Gateoado is hosted by rhyolitic volcanics of the Chon Aike Formation, which is the host for most other mineral occurrences found throughout the Deseado Massif.  The type of mineralization and alteration observed can be characterized as low sulfidation, epithermal in style.  Gold and silver occur in fissure vein systems localized by structures, often more than a meter wide and variable in length. They are comprised of veins, stockworks and breccias, rich in silica with some calcite.  The majority of the exposed veins seen on the property are steeply-dipping to sub-vertical.  The textures and other characteristics reported for these veins are indicative of high-level systems.  This suggests gold-silver mineralization in the veins should extend well below the depths tested by the drilling done to date.

The El Gateado property does not have any processing facilities or equipment.  The property has water available on site for drilling and processing if it was to become a mine after successful exploration, which cannot be assured.

The property does not have access to power, so power generation facilities would either have to be developed on site or power lines would have to be run to the project.  At this early stage, the Company has not fully estimated what this would cost. The El Gateado property, being early stage, does not have any known reserves and the work has been exploratory in nature.

History

No known exploration had taken place at El Gateado prior to the work completed by CCSA from 2006 to 2011. During that time CCSA conducted an exploration program consisting of surface channel outcrop sampling, trenching, geological mapping, topographic surveying and more than 3,500 meters of diamond core drilling.

Mineral Exploration Activity - El Gateado

CCSA began field reconnaissance work on the El Gateado property in 2006 with the completion of a topographic survey, base map generation, and a staked grid. In late 2006 and early 2007, CCSA drilled 13 holes on the El Gateado property.  Results of this drilling program, based on assay results over 1 g/t Au, were as follows (and are included in the Company's Filing Statement dated November 30, 2009, as filed on SEDAR on December 3, 2009):

Hole	From (m)	To (m)	Length (m)	Au (g/t)
GAT-DDH06 001	146.6	147.4	0.80	11.70
GAT-DDH06 001	140.2	140.8	0.60	8.24
GAT-DDH06 001	142.5	143.2	0.70	6.50
GAT-DDH06 001	144.0	145.0	1.00	4.78
GAT-DDH06 001	141.4	142.0	0.60	3.92
GAT-DDH06 001	145.0	145.8	0.80	3.82
GAT-DDH06 001	139.7	140.2	0.50	3.76
GAT-DDH06-006	21.0	22.5	1.50	3.64
GAT-DDH06 001	139.2	139.7	0.50	3.03
GAT-DDH06 001	143.2	144.0	0.80	2.92
GAT-DDH07-007	33.0	33.5	0.50	2.61
GAT-DDH06 001	140.8	141.4	0.60	2.52
GAT-DDH06 001	137.7	138.7	1.00	2.39
GAT-DDH07-008	58.6	59.5	0.90	2.33
GAT-DDH06 001	145.8	146.6	0.80	1.89
GAT-DDH07-008	55.4	55.9	0.50	1.77
GAT-DDH07-008	57.2	58.0	0.80	1.34
GAT-DDH07-012	9.0	9.5	0.50	1.32
GAT-DDH06-003	36.7	37.5	0.76	1.30
GAT-DDH07-013	10.0	11.0	1.00	1.29
GAT-DDH07-012	35.0	36.0	1.00	1.08
GAT-DDH06-004	67.0	68.0	1.00	1.07
GAT-DDH07-007	32.0	32.6	0.50	1.07
GAT-DDH06-004	16.0	17.0	1.00	1.01

CCSA incurred approximately US$706,000 in exploration expenses on the initial El Gateado drilling program. CCSA's management conducted all exploration processes except for drilling, which was conducted by an independent Argentine drilling contractor. All assay results above were based on assay work performed by an independent assay laboratory.

CCSA was encouraged by these drilling results.  However, we did not conduct any exploration activity on the El Gateado property in 2008, 2009 or 2010.

In the first quarter of 2011, CCSA prepared roads and drill pads at El Gateado.  Our Company has spent approximately $50,000 on this infrastructure work.  During 2011, the Company completed 2,358 meters of drilling on the El Gateado property.

The Company did not carry out any exploration work on the El Gateado project in 2012, 2013 or 2014.

Total costs incurred to date are approximately US$1.5 million.

There are no current detailed plans to conduct exploration on the property.

Other Projects:

The Company has completed an analysis of the regional data generated from the Eldorado Exploration agreement with the goal of identifying new precious metal targets in its Santa Cruz property portfolio.  The Company is determining which properties continue to have merit and warrant further generative exploration.

ITEM 3.          LEGAL PROCEEDINGS

Contingent liability in connection with a lawsuit filed in Buenos Aires on March 18, 2011 by a former director and accounting consultant against our Company and its subsidiaries for damages in the amount of US$249,041, including wages, alleged bonus payments, interest and penalties. Management considers the lawsuit to be baseless and intends to defend our Company and its subsidiaries to the fullest extent possible (see Note 17(b) to audited consolidated financial statements for the year ended December 31, 2015).

ITEM 4.          MINE SAFETY DISCLOSURES

The Company has no active mining operations or dormant mining assets at this time, and has no outstanding mine safety violations or other regulatory safety matters to report.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the TSX Venture Exchange, also referred to as the "TSXV", and trades under the symbol "HMX.V". The following table sets forth the high and low sales prices per share expressed in U.S. dollars and volume traded on the TSXV from January 1, 2014 through December 31, 2015.

	High $	Low $	Volume (shares)
2014
First Quarter	0.43	0.17	361,300
Second Quarter	0.52	0.17	130,100
Third Quarter	0.34	0.17	21,500
Fourth Quarter	0.17	0.09	110,200

2015
First Quarter	0.29	0.07	2,649,700
Second Quarter	0.14	0.01	256,700
Third Quarter	0.04	0.01	1,275,500
Fourth Quarter	0.02	0.01	738,800

As of December 31, 2015, there were 1,393 registered holders of record of the Company's common share and an undetermined number of beneficial holders.

Exchange Rates

We maintain our books of account in United States dollars and references to dollar amounts herein are to the lawful currency of the United States except that we are traded on the Toronto Venture Stock Exchange (TSXV) and, accordingly, stock price quotes and sales of stock are conducted in Canadian dollars (C$). The following table sets forth, for the periods indicated, certain exchange rates based on the noon rate provided by the Bank of Canada. Such rates are the number of Canadian dollars per one (1) U.S. dollar (US$). The high and low exchange rates for each month during the previous six months were as follows:

	High	Low

Jan-16	1.3983	1.3873
Dec-15	1.3903	1.3825
Nov-15	1.3375	1.3312
Oct-15	1.3193	1.3056
Sep-15	1.3425	1.3340
Aug-15	1.3327	1.3153

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2014 and 2015.

	Year Ended December 31 (Canadian $ per U.S. $)
	2015	2014
Rate at end of Period	1.384	1.1601
Low	1.1728	1.1565
High	1.3990	1.1607

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Outstanding Share Data

The authorized share capital of the Company consists of an unlimited number of common shares and preferred shares without nominal or par value.  As at December 31, 2015, the Company's outstanding equity and convertible securities were as follows:

Securities	Outstanding
Voting equity securities issued and outstanding(1)	62,150,298 common shares
Securities convertible or exercisable into voting equity securities – stock options	Stock options to acquire up to 434,753 common shares
Securities convertible or exercisable into voting equity securities – warrants
22,500,000 warrants to acquire 22,500,000 common shares at an exercise price of $0.075 CAD per share before July 20, 2020

25,000,000 warrants to acquire 25,000,000 common shares at an exercise price of $0.05 CAD per share before October 13, 2020

Table Notes:
(1)
On June 24, 2015, the Company's common shares were consolidated on the basis of one (1) post-consolidation common share for every ten (10) pre-consolidation common shares.  All common share, share option, share purchase warrant and per share figures have been adjusted to reflect the 1 for 10 share consolidation.

Holders

As of December 31, 2015, we had 1,393 stockholders of record.

Securities authorized for issuance under equity compensation plans

Unlimited number of common shares without par value

Under the Company's share option plan, and in accordance with TSX Venture Exchange requirements, the number of common shares reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding common shares of the Company. In connection with the foregoing, the number of common shares reserved for issuance to: (a) any individual director or officer will not exceed 5% of the issued and outstanding common shares; and (b) all consultants will not exceed 2% of the issued and outstanding common shares.

	December 31, 2015		December 31, 2014
	Number of options	Weighted Average Price	Number of options	Weighted Average Price
Balance, beginning of period	494,753	$1.52	688,253	$2.67
Granted to officers and directors	-	$-	285,000	$0.86
Forfeiture of stock options	-	$-	(200,000)	$2.50
Expiration of stock options	(60,000)	$4.70	(278,500)	$2.59
Balance, end of period	434,753	$1.15	494,753	$1.81
Number of shares available under option plan	5,780,277		970,195

Equity Compensation Plan Information  for the Incentive Stock Option Plan

Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	325,000	$0.83	5,780,277

Equity compensation plans not approved by security holders	0	0	0

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are "forward-looking statements."  Our forward-looking statements include our current expectations and projections about future production, results, performance, prospects and opportunities, including reserves and other mineralization. We have tried to identify these forward-looking statements by using words such as "may," "might," "will," "expect," "anticipate," "believe," "could," "intend," "plan," "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual production, results, performance, prospects or opportunities, including reserves and mineralization, to differ materially from those expressed in, or implied by, these forward-looking statements.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. Projections and other forward-looking statements included in this report have been prepared based on assumptions, which we believe to be reasonable, and in accordance with United States generally accepted accounting principles ("GAAP") or any guidelines of the Securities and Exchange Commission ("SEC"). Actual results may vary, perhaps materially. You are strongly cautioned not to place undue reliance on such projections and other forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hunt Mining Corporation or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors" in this annual report on Form 10-K.

Our Company

Hunt Mining Corp. (the "Company" or "Hunt"), is a mineral exploration company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties in Santa Cruz Province, Argentina.

Effective November 6, 2013, the Company continued from the Province of Alberta to the Province of British Columbia.  The Company's registered office is located at 25th Floor, 700 W Georgia Street, Vancouver, B.C. V7Y 1B3.  The Company's head office is located at 23800 E Appleway Avenue, Liberty Lake, Washington, 99019 USA.

During the year ended December 31, 2015, our only sources of funding were from loans from the Hunt Family Limited Partnership and equity offerings.  We incurred net operating losses for the years ended December 31, 2015 and 2014. We remain focused on evaluating and searching for mining opportunities in Argentina with near term prospects of mining.  We are also reviewing strategic opportunities, focusing primarily on development or operating properties.

Results of Operations

For the Years Ended December 31, 2015 compared to December 31, 2014

Liquidity and Capital Resources

For the year ended December 31, 2015 the Company generated a net loss of $2,291,555, or $0.08 per share, compared to a net loss of $3,237,017 or $0.24 per share, for the year ended December 31, 2014.  The decreased net loss and net loss per share were primarily the result of decreased exploration costs due to drilling costs incurred in 2014 and no exploration drilling costs in 2015.

The Net Loss per Share change is attributable to the 10:1 share capital consolidation in July 2015 and the issuance of 22.5 million shares for proceeds of $1.0 million conducted July 2015 and 25.0 million shares issued in October 2015 for proceeds of $0.5 million.  See the accompanying audited financial statements and footnotes disclosures for further details.

Working capital decrease from 2014 to 2015 of $928,462 is primarily due to an increase in accounts payable and current liabilities.

The total assets reduction from 2014 to 2015 of $82,705 is primarily due to reduced cash balance at year end and depreciation of assets.

The non-current liability increased balance from 2014 and 2015 of $54,240 is due to an adjustment in the contingent liability for the legal proceeding in Argentina as discussed in Item 3 above and the footnotes to the financial statements.

The total shareholder's equity decrease from 2014 to 2015 is due to the net from the operating loss and the equity offerings during 2015.

Summary of Results of Operations:

			Change from prior year
	December 31, 2015 Restated	December 31, 2014 Restated	December 31, 2015 Restated
Net loss for the period	$(2,466,497)	$(3,005,531)	$539,034
Net loss per share – basic and diluted	(0.08)	(0.24)	0.16
Working capital	(1,493,831)	(565,369)	(928,462)
Total assets	1,274,677	1,357,382	(82,705)
Total non-current liabilities	250,000	195,760	54,240
Total shareholders' equity	(594,346)	425,305	(1,019,651)

The Company is an exploration stage company and has incurred losses since its inception. As shown in the accompanying consolidated financial statements, the Company has had no revenues and has incurred an accumulated loss of $34,540,496 through December 31, 2015. The Company intends to fund operations for the next twelve months with loans or investments from directors, officers and third parties.

Financial Position

Cash

The decrease in cash from $99,365 in 2014 to $32,683 in 2015 results from cash used in operations of $1,490,822 plus cash provided from investing and financing activity of $1,232,953 resulting in decrease in cash position of $257,869.  Details of sources and used of cash is contained in the financial statements and accompanying footnotes.

Property, plant and equipment

Property plant and equipment consists of office furniture, computer equipment and geological equipment.  The decrease from $813,26 in 2014 to $728,498 in 2015 is primarily attributable to depreciation of assets.

Off-balance sheet arrangements

At December 31, 2015, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

Contractual Obligations

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	0	0	0	0	0
[Capital Lease Obligations]	0	0	0	0	0
[Operating Lease Obligations]	0	0	0	0	0
[Purchase Obligations]	0	0	0	0	0
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	0	0	0	0	0
TOTAL	0	0	0	0	0

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception. As shown in the accompanying consolidated financial statements, the Company has had no revenues and has incurred an accumulated loss of $34,540,496 through December 31, 2015. The Company intends to fund operations for the next twelve months with loans or investments from directors, officers and third parties.  On October 13, 2015, the Company closed a non-brokered private placement for total gross proceeds of $390,881 (see Note 10(a) to the Company's consolidated financial statements for the year ended December 31, 2015) and in July 2015, the Company closed a non-brokered private placement for total gross proceeds of $879,481.  These are reported in the share capital at $1,270,362 USD.

The Company's ability to continue as a going concern is dependent upon the discovery of economically recoverable mineral reserves, the ability to obtain necessary financing to complete development and fund operations and future production or proceeds from their disposition. Additionally, the current capital markets and the deteriorating commodity markets worldwide are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these consolidated financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense reported.

Mineral Reserves

When and if we determine that a mineral property has proven and probable reserves, subsequent development costs are capitalized to mineral properties. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. "Mineralized material" as used in this annual report, although permissible under SEC's Industry Guide 7, does not indicate "reserves" by SEC standards, and therefore all development costs incurred by us are expensed when incurred. The Company cannot be certain that any part of the deposits at the La Josefina, La Valenciana and other properties will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves".

Asset Retirement Obligations

We record asset retirement obligations in accordance with Auditing Standards Codification ("ASC") 410, "Asset Retirement and Environmental Obligations" ("ASC 410"), which establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. According to ASC 410, the fair value of a liability for an asset retirement obligation ("ARO") is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. An offsetting asset retirement cost is capitalized as part of the carrying value of the assets with which it is associated, and depreciated over the useful life of the asset.

Long Lived Assets

Long lived assets are recorded at cost and per the guidance of ASC 360 the Company assesses the recoverability of its long lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the sum of estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist.

Recent Accounting Pronouncements

Accounting Standards Update 2015-09 – Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This accounting pronouncement, which goes into effect for annual periods beginning after December 16, 2016, addresses the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is reviewing this update to determine the impact it will have on its financial statements.

Accounting Standards Update 2015-17 – Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This accounting pronouncement requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Currently deferred tax liabilities and assets must be presented as current and noncurrent. The policy is effective for annual periods beginning after December 16, 2016. The Company has adopted this policy and it has had little impact on the presentation of its financial statements.

Accounting Standards Update 2015-02 - Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This update provides guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this policy and it has had little impact on the presentation of its financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hunt Mining Corp.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Hunt Mining Corp.

We have audited the accompanying consolidated financial statements of Hunt Mining Corp. (the "Company"), which comprise the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years ended December 31, 2015, and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hunt Mining Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Hunt Mining Corp. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Hunt Mining Corp. has suffered recurring losses from operations and has a net capital deficiency.  These matters, along with the other matters set forth in Note 3, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Professional Accountants

May 16, 2017

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Balance Sheets

	NOTE	December 31, 2015	December 31, 2014
		(Note 19)	(Note 19)
CURRENT ASSETS:
Cash		$32,683	$99,365
Accounts receivable		85,982	59,969
Prepaid expenses		6,527	11,614

NON-CURRENT ASSETS:
Property and equipment	9	728,498	813,262
Performance bond	11	352,578	290,432
Other deposit	17a	68,409	82,740
Total Non-Current Assets:		1,149,485	1,186,434

TOTAL ASSETS:		$1,274,677	$1,357,382

CURRENT LIABILITIES:
Bank indebtedness	12	$29,362	$-
Accounts payable and accrued liabilities		1,508,028	629,139
Transaction taxes payable		81,633	107,178
Total Current Liabilities:		1,619,023	736,317

NON-CURRENT LIABILITIES:
Loan payable	12	-	70,760
Contingent liability	17a	250,000	125,000
Total Non-Current Liabilities:		250,000	195,760

TOTAL LIABILITIES:		$1,869,023	$932,077

STOCKHOLDERS' EQUITY (DEFICIENCY):

Capital stock: Authorized- Unlimited No Par Value Issued and outstanding - 62,150,298 common shares (December 31, 2014 - 14,650,298 common shares)	10	$24,560,711	$23,916,232
Additional paid in capital		9,296,239	8,668,814
Deficit		(34,540,496)	(32,073,999)
Accumulated other comprehensive income (loss)		89,200	(85,742)
Total Stockholders' Equity (Deficiency):		(594,346)	425,305
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):		$1,274,677	$1,357,382

Going Concern (Note 3)
Subsequent Event (Note 18)
Commitments and Provision (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Statements of Operations and Comprehensive Loss

		Years ended December 31,
	NOTE	2015	2014
		(Note 19)	(Note 19)
OPERATING EXPENSES:
Professional fees	14	$297,012	$356,223
Exploration expenses		370,225	1,018,280
Travel expenses		149,057	171,505
Administrative and office expenses	14	349,651	267,046
Payroll expenses		519,302	674,558
Share based compensation	10	1,542	52,516
Banking charges		42,059	50,416
Depreciation	9	87,784	232,586
Total operating expenses:		1,816,632	2,823,130

OTHER INCOME/(EXPENSE):
Interest income		10,567	16,719
Miscellaneous income (expense)		6,954	(3,656)
Transaction taxes		(69,104)	(65,652)
Loss on foreign exchange		(473,282)	(129,812)
Contingent liability accrual	17a	(125,000)	-
Total other income/(expense):		(649,865)	(182,401)

NET LOSS FOR THE YEAR		$(2,466,497)	$(3,005,531)

Other comprehensive income (loss), net of tax:
Change in value of performance bond	11	62,146	(3,019)
Foreign currency translation adjustment		112,796	(228,467)

TOTAL NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR:		$(2,291,555)	$(3,237,017)

Weighted average shares outstanding - basic and diluted		30,170,846	12,539,893

NET LOSS PER SHARE - BASIC AND DILUTED:		$(0.08)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)

	Capital Stock	Deficit	Accumulated Other Comprehensive Incoem (Loss)	Additional Paid in Capital	Total

Balance - January 1, 2014	$23,610,314	$(29,068,468)	$145,744	$8,477,721	$3,165,311
Net Loss	-	(3,005,531)	-	-	(3,005,531)
Other comprehensive loss		-	(231,486)	-	(231,486)
Capital stock issued, net	452,956	-		-	452,956
Warrants issued	(138,577)			138,577	-
Share issue costs	(8,461)	-	-	-	(8,461)
Share based compensation	-	-	-	52,516	52,516
Balance - December 31, 2014	$23,916,232	$(32,073,999)	$(85,742)	$8,668,814	$425,305

Balance - January 1, 2015	$23,916,232	$(32,073,999)	$(85,742)	$8,668,814	$425,305
Net Loss	-	(2,466,497)	-	-	(2,466,497)
Other comprehensive loss	-	-	174,942	-	174,942
Capital stock issued, net	1,270,362	-	-	-	1,270,362
Portion of units attributable to warrants issued	(625,883)	-	-	625,883	-
Share based compensation	-	-	-	1,542	1,542
Balance - December 31, 2015	$24,560,711	$(34,540,496)	$89,200	$9,296,239	$(594,346)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
An Exploration Stage Enterprise
Expressed in U.S. Dollars

Consolidated Statements of Cash Flows

		Years ended December 31,
	NOTE	2015	2014
		(Note 19)	(Note 19)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,466,497)	$(3,005,531)
Items not affecting cash
Depreciation	9	87,784	232,586
Gain of foreign exchange		14,331	77,699
Share based compensation	10	1,542	52,516
Realized gain on marketable securities		(7,009)	(6,901)
Contingent liability accrual		125,000	-

Net change in non-cash working capital items
Decrease (increase) in accounts receivable		(24,677)	54,736
Decrease (increase) in prepaid expenses		6,317	14,792
Increase in accounts payable and accrued liabilities		797,932	363,142
Decrease in transaction taxes payable		(25,545)	(191,413)
Net cash used in operating activities		(1,490,822)	(2,408,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	9	(3,020)	(4,784)
Net cash used in investing activities		(3,020)	(4,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of share capital	10	1,270,362	452,956
Share issue costs		-	(8,461)
Change in bank indebtedness	12	29,362	-
Purchase of marketable securities		(475,113)	(1,580,981)
Sale of marketable securities		482,122	1,574,097
Proceeds from loan		-	70,760
Repayment of loan		(70,760)	-
Net cash from financing activities		1,235,973	508,371

NET INCREASE (DECREASE) IN CASH:		(257,869)	(1,904,787)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		191,187	(218,539)

CASH, BEGINNING OF YEAR:		99,365	2,222,691

CASH, END OF YEAR:		$32,683	$99,365

SUPPLEMENTAL CASH FLOW INFORMATION

Taxes paid		$-	$-
Interest paid		$875	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

1.   Nature of Business

Hunt Mining Corp. (the "Company" or "Hunt"), is a mineral exploration company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties in Santa Cruz Province, Argentina.

Effective November 6, 2013, the Company continued from the Province of Alberta to the Province of British Columbia.  The Company's registered office is located at #530, 355 Burrard Street, Vancouver, B.C. V6C 2G8.  The Company's head office is located at 23800 E Appleway Avenue, Liberty Lake, Washington, 99019 USA.

The consolidated financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:

Corporation	Incorporation	Percentage ownership	Business Purpose
Cerro Cazador S.A. ("CCSA")	Argentina	100%	Holder of Assets and Exploration Company
1494716 Alberta Ltd.	Alberta	100%	Nominee Shareholder
Hunt Gold USA LLC	Washington, USA	100%	Management Company

The Company's activities include the exploration of mineral properties in Argentina. On the basis of information to date, the Company has not yet determined whether the Exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.

2.   Basis of presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP").

These consolidated financial statements have been prepared on a historical cost basis except for certain financial instruments measured at fair value.  In addition, these consolidated financial statements have been prepared using the accrual basis of accounting, except for cash flow information.

The Company's presentation currency is the US Dollar.

The preparation of the consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. Actual results may differ from these estimates.

Judgments made by management in the application of US GAAP that have a significant effect on the consolidated financial statements and estimates with significant risk of material adjustment in the current and following years are discussed in Note 6.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

3.   Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2015, the Company incurred a net loss and comprehensive loss of $2,291,555. As at December 31, 2015, the Company had an accumulated deficit of $34,540,496 and has earned minimal incidental incomes since inception. The Company intends to fund operations through operations of the Martha Mine (Note 18) and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated financial statements are described below.

(a) Basis of measurement

The consolidated financial statements have been prepared under the historical cost convention, except for the revaluation of certain financial assets and financial liabilities to fair value.

(b) Consolidation

The Company's consolidated financial statements consolidate the accounts of the Company and its subsidiaries. All intercompany transactions, balances and unrealized gains or losses from intercompany transactions are eliminated on consolidation.

(c) Foreign currency translation

Monetary assets and liabilities, denominated in foreign currencies are translated into the functional currency at the rates of exchange prevailing at the reporting date. Non-monetary assets and liabilities are translated at the exchange rate prevailing at the transaction date. Revenues and expenses are translated at average exchange rates throughout the reporting period. Gains and losses on translation of foreign currencies are included in the consolidated statement of operations.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

The Company's functional currency is the Canadian dollar. The Company's subsidiaries have adopted the United States Dollar as their functional currency.  Financial statements are translated to their US dollar equivalents using the current rate method. Under this method, the statements of operations and comprehensive loss and cash flows for each period have been translated using the average exchange rates prevailing during each period. All assets and liabilities have been translated using the exchange rate prevailing at the statement of balance sheet date. Translation adjustments are recorded as income or losses in other comprehensive income or loss. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying consolidated statement of operations and comprehensive loss.

(d) Financial instruments

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor's carrying amount or exchange amount.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income (loss). Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

See Note 15 to the Consolidated Financial Statements for fair value disclosures.

(e) Cash and equivalents

Cash and equivalents include cash on hand, deposits held with banks and other highly liquid short-term investments with original maturities of three months or less. The Company has no cash equivalents for all years presented.

(f) Property and equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses. Cost includes expenditures that are directly attributable to the acquisition of an asset.

Repairs and maintenance costs are charged to the consolidated statement of operations and comprehensive loss during the period in which they are incurred.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

Depreciation is calculated to amortize the cost of the property and equipment over their estimated useful lives using the straight-line method. Vehicles and equipment are stated at cost and depreciated straight line over an estimated useful life of three years. Depreciation begins once the asset is in the state intended for use by management.

The Company allocates the amount initially recognized in respect of an item of property and equipment to its significant parts and depreciates separately each such part. Residual values, method of depreciation and useful lives of the assets are reviewed annually and adjusted if appropriate.

Gains and losses on disposals of property and equipment are determined by comparing the proceeds with the carrying amount of the asset and are included as part of other gains or losses in the consolidated statement of operations and comprehensive loss.

(g) Mineral properties and exploration and evaluation expenditures

All exploration expenditures are expensed as incurred. Expenditures to acquire mineral rights, to develop new mines, to define further mineralization in mineral properties which are in the development or operating stage, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to the consolidated statement of loss and comprehensive loss. The Company charges to the consolidated statement of loss and comprehensive loss the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

(h) Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

(i) Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

(j) Share-based compensation

The Company offers a share option plan for its directors, officers, employees and consultants. ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

(k) Earnings (loss) per share

The calculation of earnings (loss) per share ("EPS") is based on the weighted average number of shares outstanding for each year. The basic EPS is calculated by dividing the earnings or loss attributable to the equity owners of the Company by the weighted average number of common shares outstanding during the year.

The computation of diluted EPS assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on the earnings per share. The treasury stock method is used to determine the dilutive effect of the warrants and share options. When the Company reports a loss, the diluted net loss per common share is equal to the basic net loss per common share due to the anti-dilutive effect of the outstanding warrants and share options.

(l) Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost). The Company has no asset retirement obligations for all years presented.

5.   Recently Issued Accounting Pronouncements

Inventory

In July 2015, ASU guidance was issued related to inventory simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Balance Sheets or Statements of Operations or Cash Flows.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

Fair value measurement

In May 2015, ASU guidance was issued related to investments for which fair value is measured, or are eligible to be measured, using the net asset value per share practical expedient. This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes certain disclosure requirements for these investments. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Balance Sheets or Statements of Operations or Cash Flows.

Debt issuance costs

In April 2015, and further amended in August 2015, ASU guidance was issued related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Balance Sheets or Statements of Operations or Cash Flows.

Consolidations

In February 2015, ASU guidance was issued related to consolidations. This update makes some targeted changes to current consolidation guidance and impacts both the voting and the variable interest consolidation models. In particular, the update will change how companies determine whether limited partnerships or similar entities are variable interest entities. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Balance Sheets or Statements of Operations or Cash Flows.

Revenue recognition

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017, and will be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Balance Sheets or Statements of Operations or Cash Flows.

6.   Critical accounting judgments and estimates

(a)  Significant judgments

Preparation of the consolidated financial statements requires management to make judgments in applying the Company's accounting policies.  Judgments that have the most significant effect on the amounts recognized in these consolidated financial statements relate to functional currency; income taxes; and provisions. These judgments have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

Functional Currency

Management determines the functional currency for each entity.  This requires that management assess the primary economic environment in which each of these entities operates.  Management's determination of functional currencies affects how the Company translates foreign currency balances and transactions.  Determination includes an assessment of various indicators.  In determining the functional currency of the Company's operations in Canada (Canadian dollar) and Argentina (U.S. dollar), management considered the indicators of ASC 830.

Income Taxes

Significant judgment is required in determining the provision for income taxes. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain and subject to judgment. The Company recognizes liabilities and contingencies for anticipated tax audit issues based on the Company's current understanding of the tax law in the various jurisdictions in which it operates. For matters where it is probable that an adjustment will be made, the Company records its best estimate of the tax liability including the related interest and penalties in the current tax provision. Management believes they have adequately provided for the probable outcome of these matters; however, the final outcome may result in a materially different outcome than the amount included in the tax liabilities.

Provisions

Management makes judgments as to whether an obligation exists and whether an outflow of resources embodying economic benefits of a liability of uncertain timing or amount is probable, not probable or remote.  Management considers all available information relevant to each specific matter.

(b)  Estimation uncertainty

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also makes estimates and assumptions concerning the future. The determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience and current and expected economic conditions. Actual results could differ from those estimates.

The more significant areas requiring the use of management estimates and assumptions relate to title to mineral property interests; share-based payments, and legal proceedings. These estimates have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

The Company is also exposed to legal risk. The outcome of currently pending and future proceedings cannot be predicted with certainty. Thus, an adverse decision in a lawsuit could result in additional costs that are not covered, either wholly or partly, under insurance policies and that could significantly influence the business and results of operations.

Estimates and assumptions are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

Title to Mineral Property Interests

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Share-based Payment Transactions

The Company measures the cost of equity-settled transactions with employees by reference to the fair value of the equity instruments at the date at which they are granted. Estimating fair value for share-based payment transactions is done by application of the Black-Scholes option pricing model, which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the Black-Scholes option pricing model, including the expected life of the stock option, forfeiture rate, volatility based on historical share prices and dividend yield and making assumptions about them.

Legal Proceedings

In the normal course of business, legal proceedings and other claims brought against the Company expose us to potential losses.  Given the nature of these events, in most cases the amounts involved are not reasonably estimable due to uncertainty about the final outcome.  In estimating the final outcome of litigation, management makes assumptions about factors including experience with similar matters, past history, precedents, relevant financial, scientific and other evidence, and facts specific to the matter.  This determines whether management requires a provision or disclosure in the consolidated financial statements.

7.   Marketable Securities

Marketable securities consist of equities in the Buenos Aires stock exchange. The Company purchased and sold shares during 2015, resulting in a gain of $7,009 (2014 - $6,901), which has been classified within miscellaneous income in the Company's consolidated statements of operations and comprehensive loss. No marketable securities were held at December 31, 2015 or 2014.

8.   Mineral properties

(a) Acquisition of La Josefina project

In March 2007, the Company acquired the exploration and development rights to the La Josefina project from Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz").

In July 2007, the Company entered into an agreement (subsequently amended) with Fomicruz which provides that, in the event that a positive feasibility study is completed on the La Josefina property, a Joint Venture Corporation ("JV Corporation") would be formed by the Company and Fomicruz. The Company would own 81% of the joint venture company and Fomicruz would own the remaining 19%. Fomicruz has the option to earn up to a 49% participating interest in JV Corporation by reimbursing the Company an equivalent amount, up to 49%, of the exploration investment made by the Company. . The Company has the right to buy back any increase in Fomicruz's ownership interest in the JV Corporation at a purchase price of USD$200,000 per each percentage interest owned by Fomicruz down to its initial ownership interest of 19%; the Company can also purchase 10% of the Fomicruz's initial 19% JV Corporation ownership interest by negotiating a purchase price with Fomicruz. Under the agreement, the Company has until the end of 2019 to complete cumulative exploration expenditures of $18 million and determine if it will enter into production on the property.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

(b) Acquisition of La Valenciana project

On November 1, 2012, the Company entered into an agreement for the exploration of the La Valenciana project in Santa Cruz province, Argentina.  The agreement is for a total of 7 years, expiring on October 31, 2019. The agreement requires the Company to spend $5,000,000 in exploration on the project over 7 years. If the Company elects to exercise its option to bring the La Valenciana project into production it must grant Fomicruz a 9% ownership in a new JV Corporation to be created by the Company to manage the project and the Company will have a 91% ownership interest in the JV Corporation.

9.   Property Plant and Equipment

	Land	Vehicles and equipment	Total
Cost
Balance at December 31, 2013	$710,993	$1,128,143	$1,839,136
Additions	3,110	1,674	4,784
Balance at December 31, 2014	714,103	1,129,817	1,843,920
Additions	-	3,020	3,020
Balance at December 31, 2015	$714,103	$1,132,837	$1,846,940

Accumulated amortization
Balance at December 31, 2013	$-	$798,072	$798,072
Depreciation for the year	-	232,586	232,586
Balance at December 31, 2014	-	1,030,658	1,030,658
Depreciation for the year	-	87,784	87,784
Balance at December 31, 2015	$-	$1,118,442	$1,118,442

Net book value
At December 31, 2014	$714,103	$99,159	$813,262
At December 31, 2015	$714,103	$14,395	$728,498

10.  Capital Stock

On June 24, 2015, the Company's common shares were consolidated on the basis of one (1) post-consolidation common share for every ten (10) pre-consolidation common shares.  All common share, share option, share purchase warrant and per share figures in these consolidated financial statements have been adjusted to reflect the 10:1 share consolidation.

a)	Authorized:
Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

Issued:
Common Shares	Year ended		Year ended
	December 31, 2015		December 31, 2014
	Number	Amount	Number	Amount
Balance, beginning of year	14,650,298	$23,916,232	12,150,298	$23,610,314
Non-brokered private placements	47,500,000	1,270,362	2,500,000	452,956
Exercise of stock options	-	(625,883)	-	(138,577)
Portion of units attributable to warrants issued	-	-	-	(8,461)
Balance, end of year	62,150,298	$24,560,711	14,650,298	$23,916,232

Warrants	Year ended		Year ended
	December 31, 2015		December 31, 2014
	Number	Amount	Number	Amount
Balance, beginning of year	2,500,000	$138,577	-	$-
Portion of units attributable to warrants issued	47,500,000	625,883	2,500,000	138,577
Expiry of warrants	(2,500,000)	(138,577)	-	-
Balance, end of year	47,500,000	$625,883	2,500,000	$138,577

b)	Common share issuances

On October 13, 2015, the Company issued 25,000,000 units at CAD 0.02 per unit pursuant to a non-brokered private placement for gross proceeds of $390,881 of which $192,338 was allocated to the fair value of the warrants.  All of the proceeds were received from related parties.  Each unit consisted of one common share and one common share purchase warrant exercisable at CAD 0.05 per common share until October 13, 2020.

The $192,338 fair value of the warrants granted was calculated using the Black-Scholes option pricing model and using the following assumptions:

October 13, 2015
Risk free interest rate	1.01%
Expected volatility	211.64%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD 0.02

On July 20, 2015, the Company issued 22,500,000 units at CAD 0.05 per unit pursuant to a non-brokered private placement for gross proceeds of $879,481, of which $433,545 was allocated to the fair value of the warrants.  All of the proceeds were received from related parties. Each unit consisted of one common share and one common share purchase warrant exercisable at CAD 0.075 per warrant before July 20, 2020.

The $433,545 fair value of the warrants granted was calculated using the Black-Scholes option pricing model and using the following assumptions:

July 20, 2015
Risk free interest rate	0.42%
Expected volatility	205.09%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD 0.05

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

On November 4, 2014, the Company issued 2,500,000 units at CAD 0.20 per unit pursuant to a non-brokered private placement for gross proceeds of $452,956 of which $138,577 was allocated to the fair value of the warrants. Each unit consisted of one common share and one common share purchase warrant exercisable at CAD 0.50 per warrant before November 4, 2015. On November 4, 2015, all 2,500,000 warrants expired.

The $138,577 fair value of the warrants granted was calculated using the Black-Scholes option pricing model and using the following assumptions:

November 4, 2014
Risk free interest rate	1.01%
Expected volatility	187.55%
Expected life (years)	1
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD 0.20

Stock options:

Under the Company's share option plan, and in accordance with TSX Venture Exchange requirements, the number of common shares reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding common shares of the Company have a maximum term of 5 years and vest at the discretion of the Board of Directors. In connection with the foregoing, the number of common shares reserved for issuance to: (a) any individual director or officer will not exceed 5% of the issued and outstanding common shares; and (b) all consultants will not exceed 2% of the issued and outstanding common shares

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on December 31, 2015
Stock Options	$0.15 - $3.00	434,753	2.64	$1.59	434,753

	December 31, 2015		December 31, 2014
	Number of Options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of year	494,753	$2.10	688,253	$3.10
Granted	-	$0.00	285,000	$1.00
Forfeiture of stock options	-	$0.00	(200,000)	$2.90
Expiration of stock options	(60,000)	$6.50	(278,500)	$3.00
Balance, end of year	434,753	$1.59	494,753	$2.10

On April 4, 2014, the Company granted 285,000 stock options to certain directors and officers of the Company in accordance with the Company's stock option plan. The options are exercisable at a price of CAD 1.00 for a period of five years. All options vested immediately.

The $52,516 fair value of the options granted in 2014 was calculated using the Black-Scholes option pricing model and using the following assumptions:

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

April 4, 2014
Risk free interest rate	1.52%
Expected volatility	186.86%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	36.79%
Stock price	CAD 0.34

The aggregate intrinsic value for options vested and total options as at Deceber 31, 2015 is $0 (zero) (December 31, 2014 - $0 (zero))

c)	Warrants:

Warrants	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted Average exercise price (CAD)
	0.05 - 0.075	47,500,000	4.68	$0.06

	December 31, 2015		December 31, 2014
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of year	2,500,000	$0.50	-	-
Warrants (Note 10(b))	-	-	2,500,000	$0.50
Expiration of warrants	(2,500,000)	$0.50	-	-
Warrants (Note 10(b))	22,500,000	$0.08	-	-
Warrants (Note 10(b))	25,000,000	$0.05	-	-
Balance, end of year	47,500,000	$0.06	2,500,000	$0.50

11.  Performance bond

The performance bond, originally required to secure the Company's rights to explore the La Josefina property, is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035.  The bond trades in the secondary market in Argentina.  The bond was originally purchased for $247,487.  As of the year ended December 31, 2015, the value of the bond increased to $352,578 (December 31, 2014 - $290,432).  The change in the face value of the performance bond of $62,146 for the twelve months ended December 31, 2015 (2014 - $3,019) is recorded as other comprehensive income (loss) in the Company's consolidated statement of loss and comprehensive loss.

Since Cerro Cazador S.A. ("CCSA") fulfilled its exploration expenditure requirement mandated by the agreement with Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz"), the performance bond was no longer required to secure the La Josefina project.  Therefore, in June 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

12.  Bank indebtedness and loan payable

During the year ended December 31, 2015, the Company secured a variable rate non-disclosable line of credit with a local bank for a period of one year, during which time the Company drew $29,400 against the $30,000 USD LOC, making monthly interest only payments and paying a one-time 1% fee of $300. At December 31, 2015, the principal balance was $29,362.

During the year ended December 31, 2014, the Company entered into a loan agreement with a shareholder to borrow $70,000. The loan bore interest at 5% per annum and was repayable on the second anniversary. Interest began accruing on November 1, 2014. During the year ended December 31, 2015, the Company repaid the full loan amount plus accrued and unpaid interest, totaling $70,875.

13.  Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2015	2014

Loss for the year	$(2,466,497)	$(3,005,531)

Expected income tax (recovery)	$(641,000)	$(759,000)
Change in statutory, foreign tax, foreign exchange rates and other	(99,000)	(247,000)
Permanent Difference	(199,000)	402,000
Change in unrecognized deductible temporary differences	939,000	604,000
Total income tax expense (recovery)	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2015 was $4,164,000 and (December 31, 2014 – $3,226,000 respectively. The change in the valuation allowance of $665,000 was due to the change in non-capital losses incurred during the year ended December 31, 2015.

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below:

	2015	2014
Deferred Tax Assets (liabilities)
Property and equipment	1,000	1,000
Share issue costs	1,000	50,000
Non-capital losses available for future period	4,162,000	3,175,000
	4,164,000	3,226,000
Valuation allowance	(4,164,000)	(3,226,000)
Net deferred tax assets	$-	$-

The significant components of the Company's temporary differences, unused tax credits and unused tax losses that have not been included on the balance sheet are as follows:

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

	2015	Expiry Date Range	2014	Expiry Date Range
Temporary Differences
Property and equipment	2,000	No expiry date	4,000	No expiry date
Share issue costs	4,000	2035 to 2038	192,000	2035 to 2038
Non-capital losses available for future period	12,424,000	2016 to 2035	9,557,000	2016 to 2034

Tax attributes are subject to review, and potential adjustment, by tax authorities.

14.  Related Party Transactions

During the year ended December 31, 2015, the Company incurred $111,544 (2014 – $102,761) in professional fees expense relating to the services of the President of CCSA. Included in accounts payable and accrued liabilities as at December 31, 2015 was $65,500 (December 31, 2014 - $22,143) owing to the President of CCSA for professional geological fees.

During the year ended December 31, 2015, the Company incurred $31,056 (2014 - $28,640) in professional fees expense relating to the accounting services of a director of CCSA.  Included in accounts payable and accrued liabilities as at December 31, 2015, the Company had a payable owing to the director of CCSA of $22,964 (December 31, 2014 – $4,810).

During the year ended December 31, 2015, the Company incurred $0 (zero) (2014 - $15,114) in professional fees expense relating to the consulting services of a director.  Included in accounts payable and accrued liabilities as at December 31, 2015 was $4,831 (December 31, 2014 - $3,987) owing to a director for consulting fees.

During the year ended December 31, 2015, the Company incurred $63,217 (2014 - $43,966) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to Hunt Family Limited Partnership, LLC, ("HFLP") an entity controlled by the Company's President, CEO and Executive Chairman.  HFLP also advanced $427,236 (2014 - $0 (zero)) to the Company for general administrative purposes. At December 31, 2015, the Company had a payable owing to HFLP of $488,933 (December 31, 2014 - $44,212).  The advances accrue interest at 7% per annum, are unsecured and due on demand.

All related party transactions are in the normal course of business and were measured at the exchange amount which is the amount of consideration established and agreed to by the related party.

Remuneration of directors and key management of the Company

The remuneration awarded to directors and to senior key management, including the Executive Chairman and Chief Executive Officer, the Chief Financial Officer, a Director of the Company, the President of CCSA and a Director of CCSA, is as follows:

Remuneration of directors and key management of the Company

	Year Ended
	December 31, 2015	December 31, 2014
Salaries and benefits	$163,531	$178,633
Consulting fees	142,583	146,515
Share based compensation	1,073	48,375
	$307,187	$373,522

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

15.  Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, performance bond, bank indebtedness and accounts payable and accrued liabilities, transaction taxes payable and loan payable.

The Company characterizes inputs used in determining fair value using a hierarchy that prioritizes inputs depending on the degree to which they are observable.  The fair value hierarchy establishes three levels to classify the inputs to valuation techniques used to measure fair value.  The three levels of the fair value hierarchy are as follows:

•
Level 1:  inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Active markets are those in which transactions occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2:  inputs, other than quoted prices, that are observable, either directly or indirectly.  Level 2 valuations are based on inputs, including quoted forward prices for commodities, market interest rates, and volatility factors, which can be observed or corroborated in the market place.

•	Level 3: inputs are less observable, unavoidable or where the observable data does not support the majority of the instruments' fair value.

Fair value

As at December 31, 2015, there were no changes in the levels in comparison to December 31, 2014.  The fair values of financial instruments are summarized as follows:

	December 31, 2015		December 31, 2014
	Carrying amount $	Fair value $	Carrying amount $	Fair value $
Financial Assets
FVTPL
Cash (Level 1)	32,683	32,683	99,365	99,365
Available for sale
Performance bond (Level 1)	352,578	352,578	290,432	290,432
Loans and receivables
Accounts receivable	85,982	85,982	59,969	59,969

Financial Liabilities
Other financial liabilities
Bank indebtedness	29,362	29,362	-	-
Accounts payable and accrued liabilities	1,508,028	1,508,028	629,139	629,139
Purchase price payable	-	-	-	-
Transaction taxes payable	81,633	81,633	107,178	107,178

Cash, marketable securities and performance bond are measured based on Level 1 inputs of the fair value hierarchy on a recurring basis.

The carrying value of accounts receivable, bank indebtedness and accounts payable and accrued liabilities, transaction taxes payable and loan payable approximate their fair value because of the short-term nature of these instruments.  The Company assessed that there were no indicators of impairment for these financial instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  Accounts receivable consist of input tax credits receivable and are not considered subject to significant risk.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2015, the Company had total cash balances of $32,683 (201 - $99,365) at financial institutions, where $0 (zero) (2015 - $0 (zero)) is in excess of federally insured limits.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

16.  Segmented Information

All of the Company's operations are in the mineral properties exploration industry with its principal business activity in the acquisition and exploration of mineral properties.  The Company conducts its resource properties exploration activities primarily in Argentina.  All of the Company's long-lived assets are located in Argentina.

17.  Commitments and Provision

a)
On March 18, 2011, a lawsuit was filed against the Company and its subsidiaries by a former director and consultant, "the Consultant".  The lawsuit claimed that the Consultant was an employee of the Company, not a consultant, since 2006.  The total value of the claim was US$249,041, including wages, alleged bonus payments, interest and penalties.  The consolidated financial statements include a provision of $250,000 at December 31, 2015 (December 31, 2014 - $125,000).  Management intends to defend the Company and its subsidiaries to the fullest extent possible.

As of December 31, 2015, the Company has been notified that amounts totaling 1,025,610 pesos ($68,409) ($82,740 as at December 31, 2014) was withheld from its Argentine bank account and placed in escrow with the Court pending the outcome of the lawsuit filed on March 18, 2011 against the Company.

b)
On October 31, 2011, the Company signed an agreement with the owners of the Piedra Labrada Ranch for the use and lease of facilities on the same premises as the Company's La Josefina facilities.  The initial term was for three years beginning November 1, 2011 and ended on October 31, 2014, including annual commitments of $60,000. The Company extended this agreement on April 30, 2015 for three years.

18.  Subsequent Event

On May 6 2016, the Company acquired the assets of the Mina Martha project from Coeur Mining Inc. The Mina Martha project consists of land, mineral rights, a mine camp, offices, a warehouse, maintenance shop, mining facilities including a flotation mill and a tailings retention facility.

The transaction has been accounted for as acquisition of assets. The consideration of $3,000,000 paid by Hint Mining Corp., and the transaction costs of $129,360 have been allocated to the assets and liabilities acquired based on their relative fair value on the date of acquisition.

The following table summarizes the allocation of the purchase price and the related acquisition costs to the fair value of the assets acquired at the date of acquisition.

Consideration Paid:
Cash consideration paid:	$3,000,000
Transaction costs incurred:	129,360
$3,129,360

Net identifiable assets acquired:
Vehicles and Equipment	$1,101,504
Buildings	170,996
Plant	1,775,536
Land	321,294
Mineral properties	438,062
Asset retirement obligation	(678,032)
$3,129,360

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

19.  Restatement

Subsequent to the issuance of the Company's 2015 consolidated financial statements on May 5, 2016 issued under International Financial Reporting Standards ("IFRS") the Company determined that certain errors had been made in the recognition of assets.  These errors were related to the recoverability of the VAT cumulative and each year receivable and the Minimum Presumed Income Tax receivable. The previously issued consolidated financial statements were issued under IFRS rather than US GAAP, however the restatement is not due to a change in reporting standards, and therefore the Company determined the impact of the restatement on the Company's previously issued consolidated financial statements should be presented.  The following tables summarize the impact of the restatement on our previously reported consolidated balance sheets, consolidated statements of operations and comprehensive loss, consolidated statements of stockholders' equity (deficiency) and consolidated statements of cash flows for the year ended December 31, 2015 and 2014.

Effect on Consolidated Balance Sheets

	Years ended December 31,

	2015				2014
	As previously Reported CAD	Correction of Errors	Translation to USD	As Restated	As previously Reported CAD	Correction of Errors	Translation to USD	As Restated
CURRENT ASSETS:
Cash	$45,386	$-	$(12,703)	$32,683	$115,246	$-	$(15,881)	$99,365
Accounts receivable	119,402	-	(33,420)	85,982	69,554	-	(9,585)	59,969
Prepaid expenses	9,064	-	(2,537)	6,527	13,470	-	(1,856)	11,614
Total Current Assets	173,852	-	(48,660)	125,192	198,270	-	(27,322)	170,948

NON-CURRENT ASSETS:
Property and equipment	1,001,048	-	(272,550)	728,498	943,241	-	(129,979)	813,262
VAT Tax, net of discount	868,809	(868,809)	-	-	557,480	(557,480)	-	-
Performance bond	489,620	-	(137,042)	352,578	336,850	-	(46,418)	290,432
Minimal presumed income tax receivable	390,919	(390,919)	-	-	394,902	(394,902)	-	-
Other deposit	94,998	-	(26,589)	68,409	95,964	-	(13,224)	82,740
Total Non-Current Assets:	2,845,394	(1,259,728)	(436,181)	1,149,485	2,328,437	(952,382)	(189,621)	1,186,434

TOTAL ASSETS:	$3,019,246	$(1,259,728)	$(484,841)	$1,274,677	$2,526,707	$(952,382)	$(216,943)	$1,357,382

CURRENT LIABILITIES:
Bank indebtedness	$40,775	$-	(11,413)	$29,362	$-	$-	-	$-
Accounts payable and accrued liabilities	2,094,175	-	(586,147)	1,508,028	729,691	-	(100,552)	629,139
Taxes payable	113,363	-	(31,730)	81,633	124,307	-	(17,129)	107,178
Total Current Liabilities:	2,248,313	-	(629,290)	1,619,023	853,998	-	(117,681)	736,317

NON-CURRENT LIABILITIES:
Loan payable	-	-	-	-	82,069	-	(11,309)	70,760
Contingent liability	250,000	97,171	(97,171)	250,000	125,000	19,978	(19,978)	125,000
Total Non-Current Liabilities:	250,000	97,171	(97,171)	250,000	207,069	19,978	(31,287)	195,760

TOTAL LIABILITIES:	$2,498,313	$97,171	$(726,461)	$1,869,023	$1,061,067	$19,978	$(148,968)	$932,077

STOCKHOLDERS' EQUITY:
Capital stock:	$26,987,416	$-	(2,426,705)	$24,560,711	$26,392,416	$-	(2,476,184)	$23,916,232
Additional paid in capital	10,608,881	-	(1,312,642)	9,296,239	9,576,912	-	(908,098)	8,668,814
Deficit	(37,282,555)	(1,259,728)	4,001,787	(34,540,496)	(34,478,437)	(952,382)	3,356,820	(32,073,999)
Accumulated other comprehensive income (loss)	207,191	(97,171)	(20,820)	89,200	(25,251)	(19,978)	(40,513)	(85,742)
Total Shareholders' Equity:	520,933	(1,356,899)	241,620	(594,346)	1,465,640	(972,360)	(67,975)	425,305

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$3,019,246	$(1,259,728)	$(484,841)	$1,274,677	$2,526,707	$(952,382)	$(216,943)	$1,357,382

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

Effect on Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
	2015				2014
	As previously Reported CAD	Correction of Errors	Translation to USD	As Restated	As previously Reported CAD	Correction of Errors	Translation to USD	As Restated
OPERATING EXPENSES:
Professional fees	$379,330	$-	$(82,318)	$297,012	$393,221	$-	$(36,998)	$356,223
Exploration expenses	427,468	45,365	(102,608)	370,225	1,084,971	32,341	(99,032)	1,018,280
Travel expenses	190,368	-	(41,311)	149,057	189,317	-	(17,812)	171,505
Administrative and office expenses	446,557	-	(96,906)	349,651	294,781	-	(27,735)	267,046
Payroll expenses	663,228	-	(143,926)	519,302	744,618	-	(70,060)	674,558
Share based compensation	1,969	-	(427)	1,542	57,970	-	(5,454)	52,516
Interest expense	53,716	-	(11,657)	42,059	55,652	-	(5,236)	50,416
Depreciation	112,114	-	(24,330)	87,784	256,742	-	(24,156)	232,586
Total operating expenses:	2,274,750	45,365	(503,483)	1,816,632	3,077,272	32,341	(286,483)	2,823,130

OTHER INCOME/(EXPENSE):
Interest income	13,495	-	(2,928)	10,567	18,456	-	(1,737)	16,719
Miscellaneous income	8,881	-	(1,927)	6,954	(4,036)	-	380	(3,656)
VAT discount and accretion	265,964	(265,964)	-	-	(23,537)	23,537	-	-
Taxes	-	(88,256)	19,152	(69,104)	-	(72,471)	6,819	(65,652)
Loss on foreign exchange	(604,452)	-	131,170	(473,282)	(143,294)	-	13,482	(129,812)
Contingent liability accrual	(125,000)	-	-	(125,000)	-	-	-	-
Total other income/(expense):	(441,112)	(354,220)	145,467	(649,865)	(152,411)	(48,934)	18,944	(182,401)

LOSS - before income tax	(2,715,862)	(399,585)	648,950	(2,466,497)	(3,229,683)	(81,275)	305,427	(3,005,531)

Income taxes	(88,256)	88,256	-	-	(72,471)	72,471	-	-

NET LOSS FOR THE YEAR	$(2,804,118)	$(311,329)	$648,950	$(2,466,497)	$(3,302,154)	$(8,804)	$305,427	$(3,005,531)

Other comprehensive income (loss), net of tax:
Change in value of performance bond	152,770	-	(90,624)	62,146	(3,333)	-	314	(3,019)
Foreign currency translation adjustment	79,672	-	33,124	112,796	(63,324)	(19,978)	(145,165)	(228,467)

TOTAL NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR:	$(2,571,676)	$(311,329)	$591,450	$(2,291,555)	$(3,368,811)	$(28,782)	$160,576	$(3,237,017)

Weighted average shares outstanding - basic and diluted	30,170,846	30,170,846	30,170,846	30,170,846	12,539,893	12,539,893	12,539,893	12,539,893

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.09)	$(0.01)	$0.02	$(0.08)	$(0.26)	$(0.00)	$0.02	$(0.24)

Effect on Consolidated Statement of Stockholders' Equity

	Years ended December 31,
	2015				2014
	As previously Reported CAD	Correction of Errors	Translation to USD	As Restated	As previously Reported CAD	Correction of Errors	Translation to USD	As Restated

Stockholders equity	$520,933	$(1,356,899)	$241,620	$594,346	$1,465,640	$(972,360)	$(67,975)	$425,305

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

Effect on Consolidated Statement of Cash Flows

	Years ended December 31,
	2015				2014
	As previously Reported CAD	Correction of Errors	Translation to USD	As Restated	As previously Reported CAD	Correction of Errors	Translation to USD	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:	(1,651,165)	(202,314)	362,657	(1,490,822)	(2,764,275)	(27,974)	383,876	(2,408,373)

CASH FLOWS FROM INVESTING ACTIVITIES:	8,952	(11,972)	-	(3,020)	(12,900)	-	8,116	(4,784)

CASH FLOWS FROM FINANCING ACTIVITIES:	1,572,353	11,972	(348,352)	1,235,973	572,049	-	(63,678)	508,371

NET INCREASE (DECREASE) IN CASH:	(69,860)	(202,314)	14,305	(257,869)	(2,205,126)	(27,974)	328,314	(1,904,786)

CHANGE DUE TO FOREIGN EXCHANGE	-	-	-	191,187	(43,690)	-	(174,850)	(218,540)

CASH, BEGINNING OF YEAR:	115,246	-	(15,881)	99,365	2,364,062	-	(141,371)	2,222,691

CASH, END OF YEAR:	$45,386	$(202,314)	$(1,576)	$32,683	$115,246	$(27,974)	$12,093	$99,365

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Hunt Mining Company has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The management of Hunt Mining Company, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our officers and directors:

Name	Age	Position	Position Held Since
Tim Hunt	63	Director, President, CEO	April 2010
Robert Little	59	Chief Administration Officer, Former CFO	January 2014
James Meek	64	Chief Financial Officer	June 2016
Darrick Hunt	38	Director	December 2009
Alan Chan	65	Director	August 2006
Alastair Summers	79	Director	April 2014

All of the officers identified above serve at the discretion of the Board and have consented to act as officers of the Company.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Tim Hunt
Chairman of the Board/CEO

Mr. Hunt is the founder and president of Huntwood Industries, one of the largest building products manufacturers in the Western United States. Tim Hunt has led the development of Huntwood Industries for the past 28 years, taking the business from a start-up venture to a significant middle-market enterprise; responsible for over 2 billion dollars in sales. He has significant investment experience raising capital and negotiating private equity placements for numerous companies. During a period as a licensed securities broker, Mr. Hunt also cultivated and developed lasting alliances in the mining and investment communities. He has been recognized for his leadership in the financial services sector and served on the board of directors for a regional bank. He has been involved in the mining sector for over 30 years, including the period as an investment broker. As an avid believer in giving back to the community, Mr. Hunt and his wife Resa also serve on the board of directors for the Dream Center Foundation.

Robert Little
Chief Financial Officer and Secretary

Mr. Little served as CFO since January, 2014.  Mr. Little has years of international business and financial experience. Mr. Little has had an intimate involvement in all aspects of Hunt Mining, since the Corporation's inception, serving as the direct assistant to President/CEO Tim Hunt. With the appointment of Jim Meek as Chief Financial Officer, as well as the acquisition of the Martha Mine and the company's preparation to become a producer of gold and silver in late 2016, Mr. Little will be instrumental in the development of such future activities.

James Meek
Chief Financial Officer

Mr. Meek, was appointed CFO in June 2016.  Mr Meek, MBA, CPA, holds both a Bachelor of Arts in Mathematics from Rocky Mountain College and a Master of Business Administration from the University of Idaho. For over 30 years, Mr. Meek has worked for mining companies including ASARCO Incorporated for 17 years, ascending from Metallurgical Account to Accounting Manager; Coeur d'Alene Mines Corp. for over 10 years, including 5 years as Treasurer and Manager of Budget and Forecasting, where he traveled extensively to South America to visit the mines for which he was responsible; Sterling Mining Company for almost 4 years in the position of CFO and Romarco Minerals Inc. for 1 year in the role of CFO.

Darrick Hunt
Director

Darrick Hunt is the Chief Financial Officer of Huntwood Industries, one of the largest building products manufacturers in the Western United States. He has significant experience in international financing and over the years has secured debt and equity financings and is also well versed in establishing international business operations. Mr. Hunt is the managing member of a privately held mining company in Mexico. And, Mr. Hunt holds a license as a Certified Public Accountant under the Board of Accountancy of Washington State and has a Bachelor's in Business Administration from Gonzaga University.

Alastair H. Summers
Director

Mr. Summers, also known as Al, has more than 40 years in mine development and production in both North and South America, including over 10 years as an executive for Hecla Mining Company. Al Summers was Vice President and General Manager for Minera Hecla de Mexico, responsible for the design, construction, and reclamation of the La Choya open pit/heap leach gold mine. Mr. Summers also served as President and General Manager of Minera Hecla Venezuela, initiating improvements to Hecla's La Camorra operation, which resulted in production increases from 85,000 to 250,000 ounces of gold per year. Mr. Summers' distinguished career includes the development, design and operation of several successful mines for The Bunker Hill Company, Western Nuclear, and American Mine Services. He is a registered Professional Geologist and Professional Engineer in Colorado.

Alan Chan
Director

Alan Chan is a professional engineer and an entrepreneur. He graduated from University of Saskatchewan with a Bachelor of Science Degree in 1973. Since graduation, he worked in a number of industries and held various senior technical and management positions. In 1994, he founded China Pacific Industrial Corp. to pursue joint venture projects in China. Since the mid-1990s, Mr. Chan has been involved in the establishment of a number of public companies and assisted them in completing a number of financings, mergers and acquisitions. Until August, 2006, he was the President and Chief Executive Officer of IVG Enterprises, listed on the TSX Venture Exchange. He was also a director of IVG Enterprises until August 30, 2007. He is a director, Chief Financial Officer and Secretary of Grand Power Logistics Group Inc., listed on the TSX Venture Exchange, and is a director of Ginger Beef Corporation, listed on the TSX Venture Exchange.

COMMITTEES OF THE BOARD OF DIRECTORS

We have a separately-designated audit committee of the board. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.The Audit Committee for Hunt Mining Corporation consists of Mr. Darrick Hunt, Mr. Alan Chan and Mr. Alastair Summers.

This committee acts on behalf of our board of directors to approve compensation arrangements for our management and review the compensation paid to our board of directors. A copy of our compensation committee charter is filed with this report as Exhibit .The Compensation Committee for Hunt Mining Corporation consists of Mr. Alan Chan.

Corporate Governance Guidelines

All of our employees, including our executive officers, are required to comply with our Code of Conduct. Additionally, our Chief Executive Officer, Chief Financial Officer, and senior officers must comply with our Code of Business Conduct and Ethics for Senior Officers. The purpose of these corporate policies is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner.  The text of the Code of Conduct and the Code of Business Conduct and Ethics for Senior Officers is available on our website (www.Huntmining.com).  We intend to disclose on our website any amendment to, or waiver from, a provision of our policies as required by law.

ITEM 11.        EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

          The Compensation Committee of the Corporation's Board of Directors (the "Compensation Committee") is responsible for ensuring that the Corporation has in place an appropriate plan for executive compensation and for making recommendations to the Board of Directors with respect to the compensation of the Corporation's executive officers.  The Compensation Committee consists of the following board member: Alan Chan.  Alan Chan is independent as defined in applicable securities legislation.  The Compensation Committee has not yet had the opportunity to adopt a formalized process with formal objectives, criteria and analysis used in the determination of executive compensation.  The Compensation Committee meets as frequently as is necessary to carry out its responsibilities. Executive compensation is based on informal discussions of the Compensation Committee on a case by case basis, which are then recommended to the Corporation's Board of Directors.

Mr. Chan has been involved with public companies for the past 20 years and, as such, the member of the Compensation Committee has experience relevant to the performance of their responsibilities in executive compensation.

Compensation Risk

The Board considers that the Corporation's compensation philosophy is aligned with prudent risk management and does not encourage NEOs to take inappropriate or excessive risks.

The Corporation does not prohibit named executive officers or directors from purchasing financial instruments such as variable forward contracts or equity swaps, collars, or units of exchange funds, or other financial instruments designed to hedge or offset a decrease in market value of securities granted as compensation held, directly or indirectly, by an NEO or director.  However, neither the Board nor executive management is aware that any such individual has in the past bought or currently holds such instruments.

During the year ended December 31, 2015, the Corporation had three "Named Executive Officers" or "NEOs", Mr. Tim Hunt, the Corporation's Executive Chairman of the Board of Directors, President and Chief Executive Officer, Mr. Robert Little, the Corporation's Chief Financial Officer and Secretary, and  Mr. Danilo Silva, President of Cerro Cazador S.A., a wholly-owned subsidiary of the Corporation.

Elements of the Compensation Program

The three elements of the Corporation's compensation program during the financial years ended December 31, 2015 are (i) base salary and benefits, and (ii) an incentive stock option plan and (iii) incentive cash bonus. Each item of the compensation program is discussed below.

Base Salaries and Benefits

Salaries of executive officers are based on informal discussions and analysis by the Board of Directors. The Board of Directors has not used any formula in the determination of executive salaries. Base salaries are paid at levels that reward executive officers for ongoing performance and that enable the Corporation to attract and retain qualified executives with a demonstrated ability to maximize shareholder value. Base pay is a critical element of our compensation program because it motivates the NEOs with stability and predictability, which allows the Named NEOs to focus their attention on maximizing shareholder value and other business initiatives. Although the Corporation has no specific formula for determining base salary, the Corporation may consider the following factors, among others: the executive's current base salary, qualifications and experience, industry knowledge, scope of responsibilities, past performance and length of service with the Corporation. The Corporation does not apply a specific weighting to any of the above factors. The Compensation Committee has not established formal periodic compensation review procedures; however, salaries and other elements of executive compensation will be reviewed periodically by the Compensation Committee and the Board of Directors.

The Corporation terminated health insurance premiums for executives and their families as of January 2014.

The Corporation does not provide pension or retirement benefits to any of its executive officers.

Incentive Stock Option Plan

The Corporation has in place the Stock Option Plan which provides that the Board may from time to time, in its discretion, and in accordance with TSXV requirements, grant to directors, officers, employees and technical consultants to the Corporation, non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 10% of the issued and outstanding common shares of the Corporation.

The number of stock options allocated to executive officers and directors will be determined by the Compensation Committee on a case by case basis. The Corporation has not adopted formal formula or formal procedures to determine stock option allocation to executives and directors. Previous grants of stock options are taken into consideration when new option grants are contemplated. The grant of stock options is used to, among other things, attract, motivate, and retain qualified executive officers and directors by providing them with long-term incentives that will encourage them to add value to the Corporation. Stock options also serve to align executives' and directors' long term interests with those of shareholders.

Incentive Cash Bonus

Incentive cash bonuses of executive officers are based on informal discussions and analysis by the Compensation Committee, which are then recommended to the Board of Directors for approval. The Board of Directors has not used any formula in the determination of Incentive cash bonuses. Bonuses are paid at levels that reward executive officers for ongoing performance and that enable the Corporation to retain qualified executives with a demonstrated ability to maximize shareholder value.

In 2015, in order to conserve limited financial resources, no incentive cash bonuses were paid based on management meeting objectives set by the Board of Directors.

SUMMARY COMPENSATION TABLE

The following table sets forth all annual and long-term compensation in US dollars for services in all capacities to the Corporation for each of the years ended December 31, 2014 and 2015 in respect of the Named Executive Officers expressed in US dollars:

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation ($)(1)(4)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Robert Little (2)	2015	121,291	0	0	0	0	0	0	121,291
Chief Financial Officer and Secretary	2014	42,038	0	0	0	0	0	0	42,038

Tim Hunt (3)	2015	0	0	0	0	0	0	0	0
Executive Chairman, President and Chief Executive Officer	2014	0	0	0	0	0	0	0	0

(1)	Compensation for each of the NEOs was paid or payable in US dollars. .
(2)	Mr. Little served as the Chief Financial Officer and Secretary of the Corporation from beginning January, 2014.
(3)
Mr. Hunt was appointed Executive Chairman of the Corporation's board of directors on April 26, 2010.  Mr. Hunt was formerly Chief Executive Officer of the Corporation until April 26, 2010. Mr. Hunt was appointed to the Corporation's board of directors on December 23, 2009.  Mr. Hunt was appointed Chief Executive Officer and has served as the President of the Company since January 1, 2014.

(4)	Amounts include incentive cash bonuses earned by the NEOs in the noted year which were paid to the NEOs in the subsequent year.

Director's Compensation Table
Name	Year	Fees Earned Or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation ($)(1)(4)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Alan Chan	2015	0	0	0	0	0	0	0
Darrick Hunt	2015	0	0	0	0	0	0	0
Tim Hunt	2015	0	0	0	0	0	0	0
Al Summers	2015	0	0	0	0	0	0	0

INCENTIVE PLAN AWARDS

Outstanding Option-based Awards and Share-based Awards

The following table shows all option-based awards and share-based awards outstanding to be exercised in U.S. dollars to each Named Executive Officer as of December 31, 2015 (no options were granted in 2015):

		Option-based Awards				Share-based Awards
Name	Number of securities underlying unexercised option (#) exercisable	Number of securities underlying unexercised option (#) exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units that have not vested (#)	Market value of shares of unites of stock that have not vested ($)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Alan Chan	5,000	0	0	$2.17	27-Feb-17	0	0	0
	50,000	0	0	$0.72	4-Apr-19	0	0	0
Darrick Hunt	5,000	0	0	$2.17	27-Feb-17	0	0	0
	75,000	0	0	$0.72	4-Apr-19	0	0	0
Tim Hunt	10,000	0	0	$0.72	23-Apr-18	0	0	0
	100,000	0	0	$0.72	4-Apr-19	0	0	0
Al Summers	25,000	0	0	$0.72	4-Apr-19	0	0	0
Bob Little	35,000	0	0	$0.72	4-Apr-19	0	0	0
TOTAL	305,000	0	0	$0.77		0	0	0
Notes:
(1)          The Corporation completed a share consolidation on the basis of one post-consolidation Common Share for every ten pre-consolidation Common Shares on June 24, 2015. All figures reflect the post-share consolidation amounts.

Incentive Plan Awards – Value Vested or Earned

No incentive plan awards were issued in 2015.

Compliance with Section 16(a) Of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2015 no such filing requirements applicable to our officers and directors were complied with.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Report by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 62,150,298 shares of our common stock outstanding as of December 31, 2015.

Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Shares	Options/Warrants	Total	Percent
Tim Hunt (1)	54,071,915	47,610,000	101,681,915	81.28%
Alan Chan	16,500	55,000	71,500	0.06%
Darrick Hunt	200,743	80,000	280,743	0.22%
Al Summers	1,229	25,000	26,229	0.02%
Robert Little	28,000	35,000	63,000	0.05%
All Officers and Directors as a group (5 individuals)	54,318,387	47,805,000	102,123,387	81.64%
(1)	These shares are owned as to 51,359,031 by Hunt Family Limited Partnership, an entity controlled by Mr. Tim Hunt and as to 2,712,884 shares by Mr. Hunt directly.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2015, the Company incurred $111,544 (2014 – $102,761) in professional fees expense relating to the services of the President of CCSA. Included in accounts payable and accrued liabilities as at December 31, 2015 was $65,500 (December 31, 2014 - $22,143) owing to the President of CCSA for professional geological fees.

During the year ended December 31, 2015, the Company incurred $31,056 (2014 - $28,640) in professional fees expense relating to the accounting services of a director of CCSA.  Included in accounts payable and accrued liabilities as at December 31, 2015, the Company had a payable owing to the director of CCSA of $22,964 (December 31, 2014 – $4,810).

During the year ended December 31, 2015, the Company incurred $0 (zero) (2014 - $15,114) in professional fees expense relating to the consulting services of a director.  Included in accounts payable and accrued liabilities as at December 31, 2015 was $4,831 (December 31, 2014 - $3,987) owing to a director for consulting fees.

During the year ended December 31, 2015, the Company incurred $63,217 (2014 - $43,966) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to Hunt Family Limited Partnership, LLC, an entity controlled by the Company's President, CEO and Executive Chairman.  Included in accounts payable and accrued liabilities as at December 31, 2015 was $61,697 (December 31, 2014 - $44,212) owing to Hunt Family Limited Partnership, LLC relating to the rental of office space and various administrative services and expenses.

During the year ended December 31, 2015, the Company received $427,236 (2014 - $0 (zero)) from Hunt Family Limited Partnership, LLC for general administrative purposes. Included in accounts payable and accrued liabilities as at December 31, 2015 is $427,236 (2014 - $0 (zero)) owing to the Hunt Family Limited Partnership, LLC.

All related party transactions are in the normal course of business.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to us by our auditor Crowe Mackay LLP and GHP Horwath, P.C. in the 2014 and 2015 fiscal years.

	Year ended December 31,
	2015	2014
Audit fees	$33,000	$61,082
Audit-related fees	0	0
Tax fees (1)	8,100	25,000
All other fees (2)	0	0
Total	$41,100	$86,082
Notes:
(1)          Fees for the preparation and completion of the Corporation's tax returns.
(2)          Fees related to the quarterly review of financial statements and non-audit professional services.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

14.1	Code of Ethics				X

21.1	List of Subsidiaries	F-1/A-2	12/20/12	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of May 2017.

HUNT MINING CORPORATION

BY:	TIMOTHY HUNT
Timothy Hunt
Principal Executive Officer and President

BY:	JAMES N. MEEK
James N. Meek
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

TIMOTHY HUNT	Director	May 19, 2017
Timothy Hunt

DARRICK HUNT	Director	May 19, 2017
Darrick Hunt

ALAN CHAN	Director	May 19, 2017
Alan Chan

ALASTAIR SUMMERS	Director	May 19, 2017
Alastair Summers

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

14.1	Code of Ethics				X

21.1	List of Subsidiaries	F-1/A-2	12/20/12	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation