Form 10-K
period 2016-12-31
HUNT MINING CORP
filed 2017-05-22
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The consolidated financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:

Corporation	Incorporation	Percentage ownership	Business Purpose
Cerro Cazador S.A. ("CSSA")	Argentina	100%	Holder of Assets and Exploration Company
Ganadera Patagonia SRL	Argentina	40%	Land Holding Company
1494716 Alberta Ltd.	Alberta, Canada	100%	Nominee Shareholder
Hunt Gold USA LLC	Washington, USA	100%	Management Company

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

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Argentina. We evaluate, acquire, and explore for advanced silver and gold exploration and potential development projects, which may lead to silver and gold production or value adding strategic transactions. We reported no operating revenues during the years ended December 31, 2016, and 2015. Geographic location of mineral properties and plant and equipment is provided in Item 2 – Properties and Notes 7 and 9 – Mineral Properties and Property and Equipment to our Consolidated Financial Statements under the section heading "Item 8. Financial Statements and Supplementary Data" below.

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

Silver	Year	High	Low
	2010	$30.70	$15.14
	2011	$48.70	$26.16
	2012	$37.23	$26.67
	2013	$32.23	$18.61
	2014	$22.05	$15.28
	2015	$18.23	$13.71
	2016	$20.71	$13.58
	2017 *	$18.34	$15.95

*           Through April 7, 2017

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

Gold	Year	High	Low
	2010	$1,420	$1,058
	2011	$1,895	$1,319
	2012	$1,792	$1,540
	2013	$1,694	$1,192
	2014	$1,385	$1,142
	2015	$1,296	$1,049
	2016	$1,366	$1,077
	2017	$1,258	$1,151

*           Through April 7, 2017

Employees

As at December 31, 2016, we had 30 full and part time employees and 4 individuals working on a consulting basis. Our operations are managed by our officers with input from our directors. We engage geological, metallurgical, and engineering consultants from time to time as required to assist in evaluating our property interests and recommending and conducting work programs. The increase in the number of employees and consultants during 2016 was due to the purchase of the Mina Martha property and activity to refurbish the mill and camp.

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

La Josefina Property

The La Josefina property was our primary exploration property because it occupies 52,800 hectares and approximately 90% of the nearly 65,000 meters drilled by us.   It is located in North-Central Santa Cruz province in southern Argentina, within the region known as Patagonia.

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

The 2012 agreement provided a participating interest for Fomicruz over the minerals and metals extracted of 19% and the purchase option of up to a 49% participating interest in the incorporation of the future Company to be organized for the production and exploitation of the project, having Fomicruz contributing capital for the equivalent of such increase in percentage of participation. The Company has the right to buy back any increase in Fomicruz's ownership interest in the JV Corporation at a purchase price of USD$200,000 per each percentage interest owned by Fomicruz down to its initial ownership interest of 19%; the Company can purchase 10% of the Fomicruz's initial 19% JV Corporation ownership interest by negotiating a purchase price with Fomicruz.

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

By late 2015, when the options for test milling the material that would be mined at La Josefina under this bulk sampling program seemed very limited, the Company began talks and eventual negotiations with Coeur Mining Inc. to the purchase the assets of the Mina Martha project approximately 110 km (65 miles) to the south of La Josefina from Coeur's Argentine subsidiary, Coeur Argentina SRL.

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

Royalties

Mineral properties in Argentina carry no federal royalties but the provinces are entitled to collect up to 3% mine-mouth royalty (MMR).

In Santa Cruz, the province has opted to drop this MMR to 1% if the operation is a precious metals mine that produces doré bullion within the province. The agreement between CCSA and Fomicruz stipulates that any doré bullion resulting from future La Josefina operations must be produced in the province, so it is likely the project will carry the minimal 1% MMR. However, because La Josefina is a Mining Resource in which the mineral rights belong to Fomicruz, the project also carries an additional 5% MMR payable to the province. Therefore, the total MMR for any future gold/silver/base metal production at La Josefina under the current agreement could total 6%.

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

The La Josefina project is without known reserves as defined by SEC industry Guide No. 7

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

Exploration Agreement between Fomicruz and CCSA

In 2010, the right to develop and mine the property was opened up for bidding to private companies.  Hunt Mining Corp, through CCSA, was awarded the prospects and mining rights.  We entered into an agreement with Fomicruz effective as of November 15, 2012, for the right to explore and develop the La Valenciana property for a period of seven years.  The agreement with Fomicruz requires the Company to spend USD $5,000,000 in exploration on the project over 7 years.

Total costs incurred to date are approximately US$4 million.

Since CCSA fulfilled its exploration requirement mandated by the La Josefina agreement with Fomicruz, the performance bond was no longer required to secure the La Josefina project.  In June 2010, the Company used the bond to secure the La Valenciana project.

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

In Santa Cruz, the province has opted to drop this MMR to 1% if the operation is a precious metals mine that produces doré bullion within the province. The agreement between CCSA and Fomicruz stipulates that any doré bullion resulting from future La Valenciana operations must be produced in the province, so it is likely the project will carry the minimal 1% MMR. However, because La Valenciana is a Mining Reserve in which the mineral rights belong to Fomicruz, the project also carries an additional 5% MMR payable to the province. Therefore, the total MMR for any future gold/silver/base metal production at La Josefina under the current agreement could total 6%.

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

There was no drilling activity during 2016 at La Valenciana.

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

Mineral Exploration Activity

The Company completed detailed geological mapping, surface soil sampling and advanced drill targeting during 2012 on the Bajo Pobré project.  The Company did not carry out any exploration work on the Bajo Pobré project in 2013, 2014, 2015 or 2016.

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

Mina Martha Property

Location

The Martha property ("Martha") is located in the Province of Santa Cruz, Argentina (Figure 1.1.1). The closest community is the town of Gobernador Gregores, situated approximately 50 road kilometers (km) to the west-southwest of Martha. The property is the site of past exploration for, and surface and underground mining and recovery of, silver and gold from epithermal veins and vein breccias, previously operated by Coeur Mining Inc. (formerly, Coeur d'Alene Mine Corp, "Coeur"), and Yamana Inc. ("Yamana").

Figure 1.1.1. Location of the Martha Property in the Province of Santa Cruz, Argentina.

Property Description and Ownership

The property was purchased by Cerro Cazador SA (CCSA), an Argentine subsidiary of Hunt,  from an Argentine subsidiary of Coeur. The intent to purchase was announced February 10, 2016 and closed May 11, 2016 as disclosed by Hunt on its website (www.huntmining.com). See note 7 of the 2016 financial statements for details on the purchase of the Mina Martha property.

The Martha property consists of approximately 7,850 hectares of concessions, various buildings and facilities, surface and underground mining and support equipment, a 480 tonne per day (tpd - maximum) crushing, grinding and flotation plant, tailings facility, various stockpiles and waste dumps, employee living and cafeteria quarters, and miscellaneous physical materials remaining from the former operations of Coeur. In addition, Hunt has access to surface ranch ("estancia") lands surrounding the mine and mill site that are approximately 35,700 hectares in size.

Royal Gold Inc. holds a 2% Net Smelter Return (NSR) royalty on all production from the Martha property; the obligation for which transferred from Coeur to Hunt (www.royalgold.com). In addition, the provincial government holds a 3% pit-head royalty from future production-

Geology and Mineralization

Silver and gold mineralization at Martha is hosted in Jurassic-aged felsic volcanic rocks of the Chon Aike Formation of the Bahia Laura volcanic complex (BLVC). Host rocks are relatively shallowly dipping ignimbrites, locally inter-bedded with thin sections of sedimentary strata.

The oldest geological unit in the Martha area is a crystal rich, dacitic ignimbrite, which is overlain by a thin, tuffaceous unit. Further up in the Chon Aike sequence rocks change to crystal rich, rhyolitic ignimbrite followed again by a thin layer of tuffaceous sediments. The upper part of the sequence at Martha is comprised of lithic rich, rhyodacitic ignimbrite related to a caldera-forming, volcanic event.

Most of the historic mineral deposits were hosted in the crystal rich ignimbrites and tuffaceous units (Paéz et al, 2015) although, locally, upper lithic fragment tuffs and ignimbrites can host high-grades of vein-hosted silver and gold. An example of the latter is the mineralization in the Betty deposit at Martha.

Martha mineralization is epithermal, intermediate sulfidation in style, hosted in quartz veins, veinlets and vein breccias cutting the margins of the Jurassic-aged caldera (Primero de Abril Caldera; Paéz et al, 2015). Vein widths vary significantly on surface from a few centimeters up to several meters. Banded textures are common in the wider veins. Adularia is a common gangue mineral in the quartz veins.

Status of Exploration

Exploration at Martha ceased in 2012; being focused in that year on work in the immediate mine area only. No district-scale exploration has been conducted since 2011. Exploration targets exist in the immediate mine and greater property areas. Hunt has plans to recommence prioritized exploration to support a future estimation of Mineral Resources and Mineral Reserves and potential recommencement of operations.

Currently, Hunt is compiling historic exploration data from all exploration data left on site to be used to support its future exploration, development and production activities.

Development and Operations

Currently the mine and mill facilities at Martha are dormant. All production operations at Martha ceased in 2012. Coeur maintained watch over the property and conducted some cleanup and environmental monitoring during the dormancy. This work continues by Hunt to ready the property for new exploration and development in support of a potential recommencement of production.

Hunt is considering initial potential production from remnant blocks of silver and gold mineralization in the Martha vein and to the east in the R4 and Del Medio System veins. Hunt's plan is to verify historic mineralization on these and other proximal structures with its own program of exploration and evaluation to determine the viability of new mining from surface and underground platforms. Other vein-hosted silver and gold mineralization targets occur on the Martha property and are slated for subsequent exploration confirmation and evaluation.

Mineral Resource and Mineral Reserve Estimates

There are no current Mineral Resources or Mineral Reserves on the Martha property. The former operator, Coeur filed the most recent Technical Report for Martha on www.sedar.com, January 2010, in which it disclosed Mineral Reserves and Mineral Resources effective at the end of 2009. In 2012, Coeur suspended activities at Martha and restated Martha's Mineral Reserves as Mineral Resources, effective at year-end 2012 and annually thereafter; comprised of 52,000 tonnes of Indicated Mineral Resources with an average silver grade of 465 g/t and an average gold grade of 0.58 g/t and 185,000 tonnes of Inferred Mineral Resources with an average silver grade of 163 g/t and 0.17 g/t of gold (Table 6.4.2). These Mineral Resources are considered historic in nature.

The Qualified Person has not done sufficient work to classify any of these historical estimates as current Mineral Resources or Mineral Reserves. Hunt Mining is not treating the historical estimates as current Mineral Resources or Mineral Reserves.

Property Location

Martha is located in the province of Santa Cruz, Argentina, at 48o , 41', 33.94" south latitude and 69o , 42', 00.79" west longitude (degrees, minutes, seconds) at approximately 350 meters elevation (Figure 4.1.1). Access to Martha is by approximately 50 km of all-weather, graded, gravel roads commencing in Gobernador Gregores, a community of approximately 7,000 residents, to the east on provincial road (Ruta Provincial) 25, then turning north-northeast on Ruta Provincial 12, then east on a private access road to the site of the former mill and mine.

Figure 4.1.1. Location of Hunt's Martha and La Josefina projects in Santa Cruz, Argentina

A small airstrip is located to the east of Gobernador Gregores, though not serviced by regular commercial flights.

Property Size

The Martha property is secured by over 6,000 hectares of mineral concessions and more than 35,700 hectares of surface rights.

Table 4.2.1 Mineral concessions covering the Martha property
Name	Number	Type	Size (hectacres)	Annual Holding Costs (US$) [1]
Martha	409.211/P/98	Mina (veins)	374	$1,344
Martha II	401.462/P/01	Mina (veins)	430	$1,493
Martha III	401.463/P/01	Mina (veins)	150	$533
Wendy	401.461/P/01	Mina (disseminated)	2,200	$4,693
Baco 3	408.507/P/98	Mina (disseminated)	100	$213
Baco 5	406.128/P/02	Mina (disseminated)	438	$1,067
Ana	406.127/P/02	Mina (disseminated)	2,400	$5,120
All			6,092	$14,463

1          Holding costs are paid semi-annually, in two equal amounts (half the annual cost). $14AR to $1US conversion used.

There are three types of mineral concessions in Argentina:

Cateos (granting exploration rights);
Manifestaciones de Descubrimiento ("MD", "statement of discovery") and;
Minas (granting production rights).

The initial stage in the concession process is filing a Cateo which gives the filer exclusive prospecting rights over that area. Cateos can be any size but may not exceed 10,000 hectares. Once granted, the holder of a Cateo has exclusive right to establish an MD to protect its discoveries on a Cateo. MD's are filed as either a vein or a disseminated discovery. A square protection zone of up to 840 hectares for a vein, or 7,000 hectares for a disseminated MD can be declared around the discovery. The holder must provide an annual report presenting a program of work and investment for the protection zone. Once an MD is filed and granted the remaining area of the original Cateo is relinquished. An MD can later be converted to a Mina granting the holder the right to commence production subject to obtaining other permits. Surface landowners must grant permission to access mineral concessions.

All of Hunt's concessions at Martha are held as Minas. Annual payments are made to the Santa Cruz provincial government – half in June, half in December – located in the city of Rio Gallegos. In addition to the mineral concessions, Hunt has a 20-year renewable lease, from an Argentine corporation, of a nearby ranch (estancia) called "Estancia Cerro Primero de Abril". This ranch, approximately 35,700 hectares in size, surrounds the Martha mine and mill area.

Mineral concessions and surface land at Martha

Royalties and Taxes

The provincial governments in Argentina own the minerals. In October 2014, a new provincial law increased the mining royalty applicable to doré and concentrate to 3% of the pit-head (mine mouth) value, with certain allowable deductions. In addition, Royal Gold holds a 2% Net Smelter Return royalty on Martha.

We are not aware of any other rights, encumbrances, or obligations attached to Hunt's Martha property.

Environmental Liabilities

In conjunction with the purchase of the Martha assets, Coeur provided Hunt with guarantees against any employment and environmental liabilities. The amount of the guarantee is approximately$1,000,000.  On May 6, 2016 the Company purchased the Mina Martha project that has an estimated life of 8 years. The Company is legally required to perform reclamation on the site to restore it to its original condition at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of a liability for an asset retirement obligation.

The Company capitalized that cost as part of the carrying amount of the flotation plant acquired as part of the Mina Martha project, which is depreciation on a straight-line basis over 8 years. See financial statement note 8 for details of the asset retirement obligation.

Permits Required to Conduct Work

Hunt is applying to reinstate previous operating permits granted by the province, including those to operate the historic mine, plant and tailings. To accomplish this, Hunt has engaged an independent consultant to perform an environmental audit of the property as agreed with the province. With regard to community relations, Hunt has experience with the local communities, notably the town of Gobernador Gregores. We  are not aware of any impediments to the Martha project from the community relations aspect. We are not aware of any other significant factors or risks that may affect access, title, or the right or ability of Hunt to perform work on the property.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Martha is located 50 km by road northeast of Gobernador Gregores and 175 km westnorthwest of Puerto San Julian; both active population centers in the province of Santa Cruz, Argentina. Access to Martha is via public gravel roads comprised of provincial routes 25 (east to west) and 12 (north to south). The Martha area is fully accessible by two-wheel-drive vehicles most of the year. The topography of the area is dominated by rounded hills, and flat-topped mesas separated by valleys and canyons with an altitude of about 350 m above sea level at the former mill site. Martha is located in a moderately arid area of southern Argentina where the chief vegetation types are drought resistant shrubs and grasses. The climate can be cold in winter with frequent snowfalls and strong winds but work is rarely affected by the weather.

The project site infrastructure includes offices, first-aid facilities, workshops, warehouse, powder magazines, underground mining equipment, surface utility and miscellaneous vehicles, crushing and grinding circuits (4 lines; 120 tonnes per day - tpd - each, maximum, throughput), flotation concentrators (two lines of rougher and cleaners), a tailings storage facility, water tanks, diesel storage, diesel power generation, communication satellite and WIFI and LAN networks, among others. In addition, all consumables remaining on site became the property of Hunt with the purchase.

Worker housing and cafeteria facilities exist at the Martha mill site though some employees commuted from Gobernador Gregores. Approximately 5 km west of the former mine there is also a 60-person camp with housing and dining facilities, warehouse/storage facilities, an office, and a laboratory with wet chemistry and fire assay capabilities. Some historic core and exploration samples are stored near the camp. Hunt's current workforce consists of geologists and support staff that stay in onsite camp facilities or in Gobernador Gregores.

Some surface water is available from ponds and springs. Process water was also available from dewatering activities of the underground operations. Water for domestic use at the camp is transported in trucks from Gobernador Gregores. Power is provided by on-site diesel generators.

History

Exploration and production at Martha has a relatively short history, commencing in the late 1990's with the activities of Yamana. There is no evidence of preYamana mining activity.

Yamana

In 1997, Yamana conducted regional exploration reconnaissance work in Santa Cruz, Argentina. This program resulted in the discovery of a wide vein, up to 4.7 true width meters on surface, grading up to 6.9 grams/metric tonne (g/t) gold (Au) and 5,200 g/t silver (Ag). This discovery outcrop occurred on the vein that subsequently named Martha. Surface work continued in the area in the spring of 1997.

Yamana initiated reconnaissance drilling on the property in January 1998 with shallow reverse circulation (RC) methods. Holes drilled during this phase returned samples with precious metals values of sufficient grade, in sulfidic and oxidized material along the Martha vein system, to justify additional drilling. Definition drilling used a combination of diamond drill core (DDH) and RC methods sited between (in-filling) the reconnaissance-phase drill holes. This work supported the completion of an initial Mineral Resource estimation in late 1999, followed by creation of the first mine plan for the property in February 2000.

The mineral rights were subsequently transferred to Compañía Minera Polimet S.A (Polimet); a wholly owned subsidiary of Yamana. Mine development started in October 2000 utilizing contractors. Mine production, from shallow surface pits, started late that year and the first direct shipping ore (DSO) was exported in February 2001. Mining activities lasted until October 2001 and the export of DSO continued to February 2002. Yamana produced nearly 2,300 gold ounces and 1.7 million silver ounces from approximately 4,000 tones of material (Coeur, Martha Mine Technical Report, 2006).

Coeur

On April 3, 2002, Coeur purchased Yamana's 100 percent interest in Polimet for US$2.5 million. From that point in time to late 2007, Coeur shipped Martha mined material to its Cerro Bayo mill and concentrator facilities near the town of Chile Chico, Chile; a distance of nearly 900 kilometers by road. Beginning in January 2008, all mine production from Martha was processed at a new mill and flotation plant located at the Martha mine site.

Exploration History

Since discovery of the Martha vein by Yamana, exploration proceeded at Martha annually until Coeur terminated activities in 2012. Typically, methods used in exploration included initial prospecting, sampling and mapping, followed by detailed sampling via trenching, geochemical analyses on the collected samples, air and ground geophysical surveying and, ultimately, drilling by RC and Core methods to evaluate anomalous geochemical results; in general, all of which are typical methods used within the minerals industry.

Yamana used RC drilling methods with track-mounted drills in the early days of the project. Coeur conducted some RC drilling in the province but shifted to diamond coring methods at Martha. Core drilling, completed from surface and underground platforms, consisted of IEW (25 mm), BQ (36 mm), NQ (47 mm) and HQ (64 mm) diameter drill holes. In addition, Coeur collected a significant amount of data from other exploration techniques, such as air and ground geophysics, Aster remote sensing data collection and interpretation and high-resolution topographic data collection.

Mine and Mill Production

Mining began at Martha by Yamana and continued by Coeur until late 2012. Yamana's mine production yielded Direct Shipping Ore (DSO), from shallow pits and limited underground workings, which was sent to foreign smelters.

From 2002 through late 2007, Coeur shipped all of its Martha concentrates to its Cerro Bayo mill and flotation plant near the town of Chile Chico in Region XI of southern Chile. Concentrates were trucked east from Martha to San Julian then north to Comodoro Rivadavia then west to Chile Chico; a distance of over 900 km. The cutoff grade for Mineral Reserves was, as a result, high (Table 6.4.4).

In 2006 and 2007, exploration and definition drilling was increased to define sufficient Mineral Reserves and additional Mineral Resources to justify the capital expense to build a mill and flotation concentrator on site at Martha. This program was successful and onsite processing commenced in December 2007. As a result, the Mineral Reserve cut-off grade, effective January 1, 2008 was reduced to 550 g/t silver equivalent

During its years of production, Martha produced over 530,000 tonnes of material and over 24 million ounces of silver and 31 thousand ounces of gold).

Martha Mineralized Zones

Silver and gold mineralization at Martha is located within a series banded and brecciated, veins and veinlets. The style of mineralization has been interpreted to be intermediate-sulfidation in character. The main trend of the mineralized systems is WNW and EW and dip steeply to moderately to the S, SW. On surface, mineralized structures can be several meters wide but often are much less than a meter in true width but may expand in width in the subsurface. Figure 7.3.1 shows some of the mineralized veins on surface and in shallow mine exposures.
Exploration target area

Several valid exploration target areas exist on the acquired property. They are grouped herein into four priority areas based on historic mineral resources, proximity to the mill and the amount and results of prior exploration work.

Priority 1. Martha Cluster; This cluster has produced the majority of Martha's silver and gold and contained the largest amount of historic mineral resources all from the Martha, R4 and Del Medio System veins. Together, the three systems form a belt of WNW-striking veins that is nearly 2 km long. Generally the veins dip to the S and SW at steep to moderate angles.

Priority 2. Northern Cluster; Veins in this cluster area occur within dacitic tuff and lithic ignimbrite, which stratigraphically overlies the more favorable crystal ignimbrite. Principal veins in this cluster include: Betty, Betty West, Martha Norte, Ivana and Isabel Oeste. A few core holes, drilled in the Isabel Oeste target, in this cluster intersected high-grade silver mineralization in the crystal ignimbrite.

Priority 3. Areas peripheral to Martha; Veins in this area are Martha Oest Martha Sur, Futuro, Esperanza, Estero and Wendy. It is reasonable to expect that review of historic data will identify zones deserving of new exploration investment. Of particular interest is the large block of thin, lithic ignimbrite and crystal ignimbrite S and SW of the).

Priority 4. This area lies to the north of the main Martha concession within the Ana concession. A small breccia body of sulfidic, base and precious metal mineralization, called Tesoro, occurs in this block. Other notable vein targets in the Ana block are Leonor and Teres Exploration

The prior property owners conducted exploration at Martha relatively continuously over its more than 10-year history. Typically, work commenced with standard geologic mapping and reconnaissance to identify areas for more detailed work and, ultimately, drilling targets

Other Projects:

The Company has completed an analysis of the regional data generated from the Eldorado Exploration agreement with the goal of identifying new precious metal targets in its Santa Cruz property portfolio.  The Company is determining which properties continue to have merit and warrant further generative exploration.

ITEM 3.            LEGAL PROCEEDINGS

Contingent liability in connection with a lawsuit filed in Buenos Aires on March 18, 2011 by a former director and accounting consultant against our Company and its subsidiaries for damages in the amount of US$249,041, including wages, alleged bonus payments, interest and penalties. Management considers the lawsuit to be baseless and intends to defend our Company and its subsidiaries to the fullest extent possible (see Note 17(c) to audited consolidated financial statements for the year ended December 31, 2015).

ITEM 4.            MINE SAFETY DISCLOSURES

The Company has no active mining operations or dormant mining assets at this time, and has no outstanding mine safety violations or other regulatory safety matters to report.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the TSX Venture Exchange, also referred to as the "TSXV", and trades under the symbol "HMX.V". The following table sets forth the high and low sales prices per share expressed in Canadian dollars and volume traded on the TSXV from January 1, 2015 through December 31, 2016.

	High $	Low $	Volume (shares)
2015
First Quarter	0.29	0.07	2,649,700
Second Quarter	0.14	0.01	256,700
Third Quarter	0.04	0.01	1,275,500
Fourth Quarter	0.02	0.01	738,800

2016
First Quarter	0.06	0.01	617,300
Second Quarter	0.26	0.04	1,603,700
Third Quarter	0.30	0.14	922,400
Fourth Quarter	0.26	0.18	550,600

As of December 31, 2016, there were 1,421 registered holders of record of the Company's common share and an undetermined number of beneficial holders.

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

	High	Low

Jan-17	1.3458	1.3032
Dec-16	1.3598	1.3081
Nov-16	1.3588	1.3298
Oct-16	1.3434	1.3005
Sep-16	1.3281	1.2823
Aug-16	1.3178	1.2765

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2015 and 2016.

	Year Ended December 31 (Canadian $ per U.S. $)
	2016	2015
Rate at end of Period	1.3427	1.3840
Low	1.2562	1.1728
High	1.4661	1.3990

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Outstanding Share Data

The authorized share capital of the Company consists of an unlimited number of common shares and preferred shares without nominal or par value.  As at December 31, 2016, the Company's outstanding equity and convertible securities were as follows:

Securities	Outstanding
Voting equity securities issued and outstanding(1)	63,588,798 common shares
Securities convertible or exercisable into voting equity securities – stock options	Stock options to acquire up to 4,255,000 common shares
Securities convertible or exercisable into voting equity securities – warrants
22,500,000 warrants to acquire 22,500,000 common shares at an exercise price of $0.055 per share before July 20, 2020

25,000,000 warrants to acquire 25,000,000 common shares at an exercise price of $0.037 per share before October 13, 2020

1,362,500 warrants to acquire 1,362,500 common shares at an exercise price of $0.297 per share before November 25, 2018

Table Notes:
(1)
On June 24, 2015, the Company's common shares were consolidated on the basis of one (1) post-consolidation common share for every ten (10) pre-consolidation common shares.  All common share, share option, share purchase warrant and per share figures have been adjusted to reflect the 10:1 share consolidation.

Holders

As of December 31, 2016, we had 1,421 stockholders of record.

Dividends

We have never declared or paid cash dividends. There are currently no restrictions which limit our ability to pay dividends in the future.

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

	December 31, 2016		December 31, 2015
	Number of options	Weighted Average Price	Number of options	Weighted Average Price
Balance, beginning of period	434,753	$1.18	494,753	$1.52
Granted to officers and directors	4,000,000	$0.11	-	$-
Forfeiture of stock options	(35,000)	$1.81	-	$-
Exercise of stock options	(125,000)	$0.11	-	$-
Expiration of stock options	(49,753)	$2.49	(60,000)	$4.70
Balance, end of period	4,225,000	$0.18	434,753	$1.15
Number of shares available under option plan	2,133,880		5,780,277

Equity Compensation Plan Information  for the Incentive Stock Option Plan

Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,675,000	$0.18	2,133,880

Equity compensation plans not approved by security holders	0	0	0

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

Our Company

Hunt Mining Corp., is a mineral exploration company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties in Santa Cruz Province, Argentina.

Effective November 6, 2013, the Company continued from the Province of Alberta to the Province of British Columbia.  The Company's registered office is located at 25th Floor, 700 W Georgia Street, Vancouver, B.C. V7Y 1B3.  The Company's head office is located at 23800 E Appleway Avenue, Liberty Lake, Washington, 99019 USA.

During the year ended December 31, 2016, our only sources of funding were from loans from the Hunt Family Limited Partnership, equity offerings, an advance from the sale of tailing material at Mina Martha and a loan facility from Ocean Partners.  We incurred net operating losses for the years ended December 31, 2016 and 2015. We remain focused on evaluating and searching for mining opportunities in Argentina with near term prospects of mining and the development of the Mina Martha property with anticipated production in 2017.  We are also reviewing strategic opportunities, focusing primarily on development or operating properties.

Results of Operations

For the Years Ended December 31, 2016 compared to December 31, 2015

Liquidity and Capital Resources

For the year ended December 31, 2016 the Company generated a net loss of $3,227,600, or $0.05 per share, compared to a net loss of $2,291,555 or $0.08 per share, for the year ended December 31, 2015.  The increased net loss was primarily due to the purchase of the Mina Martha property and associated refurbishing costs and net loss per share decrease is a result of the greater number of weighted average shares outstanding.

The Net Loss per Share change is attributable to the 10:1 share capital consolidation in July 2015 and the issuance of 22.5 million shares for proceeds of $1.0 million conducted July 2015 and 25.0 million shares issued in October 2015 for proceeds of $0.5 million.  See the accompanying audited financial statements and footnotes disclosures for further details.

Working capital decrease from 2015 to 2016 of $6,675,002 is primarily due to an increase in accounts payable and current liabilities due to the purchase of the Mina Martha property and loan facility with Ocean Partners.  See Note 12 in the financial statements for further details.

The total assets increase from 2015 to 2016 of $4,796,451 is primarily due to the purchase of the Mina Martha property and related mineral land, property, plant and equipment.

The non-current liability increased balance from 2015 and 2016 of $721,695 is due to setting up an asset retirement obligation for the Mina Martha property.  See note 8 in the financial statements.

The total shareholder's equity decrease from 2015 to 2016 is due to the net from the operating loss offset by the equity offerings during 2016.

Summary of Results of Operations:

			Change from prior year
	December 31, 2016 Restated	December 31, 2015 Restated	December 31, 2016 Restated
Net loss for the period	$(3,109,074)	$(2,466,497)	$(642,577)
Net loss per share – basic and diluted	(0.05)	(0.08)	0.03
Working capital	(8,168,833)	(1,493,831)	(6,675,002)
Total assets	6,071,128	1,274,677	4,796,451
Total non-current liabilities	971,695	250,000	721,695
Total shareholders' equity	(3,321,718)	(594,346)	(2,727,372)

The Company is an exploration and development stage company and has incurred losses since its inception. As shown in the accompanying consolidated financial statements, the Company has had no revenues and has incurred an accumulated loss of $37,569,591 through December 31, 2016. The Company intends to fund operations for the next twelve months with loans or investments from directors, officers, third parties and the development and anticipation production and sales of material from the Mina Martha property.

Financial Position

Cash

The increase in cash from $32,683 in 2015 to $108,272 in 2016 resulted primarily from cash used for operating expense of $898,035, cash used in investing activities of $2,549,855 offset by cash provided from financing activity of $3,685,693.  See the accompanying footnotes 9-13 in the financial statements for details of the significant transactions.

Property, plant and equipment

Property plant and equipment consists of office furniture, computer equipment, geological equipment, and the Mina Martha plant and equipment assets.  In May 2016 the purchase of the Mina Martha property for $3 million.  The purchase along with acquisition costs were the primary reason for the  increase from 2015 ($728,498) to 2016 ($4,934,783).

Off-balance sheet arrangements

At December 31, 2016, we had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

Contractual Obligations
	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	3,471,311	3,471,311	0	0	0
[Capital Lease Obligations]	0	0	0	0	0
[Operating Lease Obligations]	0	0	0	0	0
[Purchase Obligations]	1,500,000	1,500,000	0	0	0
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	0	0	0	0	0
TOTAL	4,971,311	4,971,311	0	0	0

Additional Information and Accounting Pronouncements

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration and development stage company and has incurred losses since its inception. As shown in the accompanying consolidated financial statements, the Company has had no revenues and has incurred an accumulated loss of $37,569,591 through December 31, 2016. The Company intends to fund operations for the next twelve months with loans or investments from directors, officers,  third parties and anticipated production from the Mina Martha property.  On November 25, 2016,  the Company closed a non-brokered private placement for total gross proceeds of $229,433 (see Note 10(b) to the Company's consolidated financial statements for the year ended December 31, 2016)

The Company's ability to continue as a going concern is dependent upon the discovery of economically recoverable mineral reserves, the ability to obtain necessary financing to complete development and fund operations and any future production or proceeds during 2017 from the Mina Martha property. Additionally, the current capital markets and the deteriorating commodity markets worldwide are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

Restricted Cash

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in Other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018.

Intra-Entity Transfers

In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The Company does not expect the updated guidance to have a material impact on the Consolidated Financial Statements and disclosures.

Leases

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018 and early adoption is permitted. The Company does not expect the updated guidance to have an impact on the Consolidated Financial Statements or disclosures

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is not permitted. The Company does not expect the updated guidance to have a material impact on the Consolidated Financial Statements and disclosures.

Inventory

In July 2015, ASU No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The Company does not expect the updated guidance to have an impact on the Consolidated Financial Statements or disclosures.

Revenue recognition

In May 2014, ASU No. 2014-09 was issued related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017 and will be applied retrospectively. Early adoption is not permitted. The Company does not expect the updated guidance to have an impact on the Consolidated Financial Statements or disclosures.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hunt Mining Corp.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Hunt Mining Corp.

We have audited the accompanying consolidated financial statements of Hunt Mining Corp. (the "Company"), which comprise the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years ended December 31, 2016, and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hunt Mining Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016, and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

May 16, 2017

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Balance Sheets
		December 31,	December 31,
	NOTE	2016	2015
			(Note 19)
CURRENT ASSETS:
Cash		$108,272	$32,683
Accounts receivable		126,453	85,982
Prepaid expenses		17,593	6,527
Total Current Assets		252,318	125,192

NON-CURRENT ASSETS:
Mineral Properties	7	438,062	-
Property, plant and equipment	9	4,934,783	728,498
Performance bond	11	381,355	352,578
Other deposit	17a	64,610	68,409
Total Non-Current Assets:		5,818,810	1,149,485

TOTAL ASSETS:		$6,071,128	$1,274,677

CURRENT LIABILITIES:
Bank indebtedness	13	-	29,362
Accounts payable and accrued liabilities	14	3,087,611	1,508,028
Purchase price payable	7	1,500,000	-
Deferred advances	7	190,269	-
Interest payable	14	53,293	-
Transaction taxes payable		118,667	81,633
Loan payable	12, 14	3,471,311	-
Total Current Liabilities:		8,421,151	1,619,023

NON-CURRENT LIABILITIES:
Asset retirement obligation	8	721,695	-
Contingent liability	17a	250,000	250,000
Total Non-Current Liabilities:		971,695	250,000

TOTAL LIABILITIES:		$9,392,846	$1,869,023

STOCKHOLDERS' DEFICIENCY:

Capital stock: Authorized- Unlimited No Par Value Issued and outstanding - 63,588,798 common shares (December 31, 2015 - 62,150,298 common shares)	10	24,695,186	24,560,711
Additional paid in capital		9,661,992	9,296,239
Deficit		(37,649,570)	(34,540,496)
Accumulated other comprehensive income (loss)		(29,326)	89,200
Total Stockholders' Equity:		(3,321,718)	(594,346)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY:		$6,071,128	$1,274,677

Going Concern (Note 3)
Commitments and Provision (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Statements of Operations and Comprehensive Loss
		Years ended December 31,
	NOTE	2016	2015
			(Note 19)
OPERATING EXPENSES:
Professional fees	14	$508,817	$297,012
Exploration expenses		783,127	370,225
Travel expenses		259,532	149,057
Administrative and office expenses	14	319,896	349,651
Payroll expenses	14	501,350	519,302
Share based compensation	10,14	256,484	1,542
Interest expense	14	208,427	-
Banking charges		30,187	42,059
Depreciation	9	83,540	87,784
Total operating expenses:		2,951,360	1,816,632

OTHER INCOME/(EXPENSE):
Interest income		17,841	10,567
Miscellaneous income		-	6,954
Transaction taxes		(60,313)	(69,104)
Loss on foreign exchange		(71,579)	(473,282)
Contingent liability accrual	17a	-	(125,000)
Accretion expense	8	(43,663)	-
Total other expense:		(157,714)	(649,865)

LOSS - before income tax		(3,109,074)	(2,466,497)

Other comprehensive income, net of tax:
Change in value of performance bond	11	28,777	62,146
Foreign currency translation adjustment		(147,303)	112,796

TOTAL NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR:		$(3,227,600)	$(2,291,555)

Weighted average shares outstanding - basic and diluted		62,313,989	30,170,846

NET LOSS PER SHARE - BASIC AND DILUTED:		$(0.05)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)

	Capital Stock	Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Total
Balance - January 1, 2015	$23,916,232	$(32,073,999)	$(85,742)	$8,668,814	$425,305
Net Loss	-	(2,466,497)	-	-	(2,466,497)
Other comprehensive loss	-	-	174,942	-	174,942
Capital stock issued, net	1,270,362	-	-	-	1,270,362
Portion of units attributable to warrants issued	(625,883)	-	-	625,883	-
Share based compensation	-	-	-	1,542	1,542
Balance - December 31, 2015	$24,560,711	$(34,540,496)	$89,200	$9,296,239	$(594,346)

Balance - January 1, 2016	$24,560,711	$(34,540,496)	$89,200	$9,296,239	$(594,346)
Net Loss	-	(3,109,074)	-	-	(3,109,074)
Other comprehensive loss	-	-	(118,526)	-	(118,526)
Capital stock issued, net	243,744	-	-	-	243,744
Portion of units attributable to warrants issued	(109,269)	-	-	109,269	-
Share based compensation	-	-	-	256,484	256,484
Balance - December 31, 2016	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Statements of Cash Flows

		Years ended December 31,
	NOTE	2016	2015
			(Note 19)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(3,109,074)	$(2,466,497)
Items not affecting cash
Depreciation	9	83,540	87,784
Gain of foreign exchange		3,799	14,331
Accretion		43,663	-
Stock based compensation	10	256,484	1,542
Increase in provision		-	125,000
Realized gain on marketable securities		-	(7,009)

Net change in non-cash working capital items
Decrease (increase) in accounts receivable		(40,697)	(24,677)
Decrease (increase) in prepaid expenses		(11,016)	6,317
Increase in accounts payable and accrued liabilities		1,784,939	797,932
Increase in interest payable		53,293	(25,545)
Decrease in taxes payable		37,034	-

Net cash used in operating activities		(898,035)	(1,490,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	9	(2,111,793)	(3,020)
Purchase of mineral property		(438,062)	-
Net cash used in investing activities		(2,549,855)	(3,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of share capital	10	243,744	1,270,362
Purchase of marketable securities		-	(475,113)
Redemption of marketable securities		-	482,122
Change in bank line of credit (net)	13	(29,362)	29,362
Proceeds from loan	12, 14	3,500,000	-
Repayment of loan	12, 14	(28,689)	(70,760)
Net cash from financing activities		3,685,693	1,235,973

NET INCREASE (DECREASE) IN CASH:		237,803	(257,869)

EFFECT OF EXCHANGE RATE CHANGES ON CASH		(162,214)	191,187

CASH, BEGINNING OF YEAR:		32,683	99,365

CASH, END OF YEAR:		$108,272	$32,683

SUPPLEMENTAL CASH FLOW INFORMATION

Taxes paid		$-	$-
Interest paid		$59,536	$875

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

1.   Nature of Business

Hunt Mining Corp. (the "Company" or "Hunt"), is a mineral exploration company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties in Santa Cruz Province, Argentina.

Effective November 6, 2013, the Company continued from the Province of Alberta to the Province of British Columbia.  The Company's registered office is located at #530, 355 Burrard Street Vancouver, B.C.  V6C 2G8.  The Company's head office is located at 23800 E Appleway Avenue, Liberty Lake, Washington, 99019 USA.

The consolidated financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:

Corporation	Incorporation	Percentage ownership	Business Purpose
Cerro Cazador S.A. ("CSSA")	Argentina	100%	Holder of Assets and Exploration Company
Ganadera Patagonia(1)	Argentina	40%	Land Holding Company
1494716 Alberta Ltd.	Alberta, Canada	100%	Nominee Shareholder
Hunt Gold USA LLC	Washington, USA	100%	Management Company

(1)
The Company has determined that the subsidiary is a variable interest entity because the Company is the primary beneficiary of the land the subsidiary holds, and therefore consolidates the subsidiary in its financial statements.

The Company's activities include the exploration of mineral properties in Argentina and the Mina Martha project (Note 7). On the basis of information to date, the Company has not yet determined whether the Exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.  The Mina Martha project was purchased in the second quarter of 2016 and refurbishing activities began in late 2016.

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
Years ended December 31, 2016 and 2015

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

3.   Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2016, the Company incurred a net loss of $3,109,074. As at December 31, 2016, the Company had an accumulated deficit of $37,649,570 and has earned minimal incidental incomes since inception. The Company intends to fund operations through operations of the Martha Mina and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

The Company's functional currency is the Canadian dollar.  All of the Company's subsidiaries have a US dollar functional currency. Financial statements are translated to their US dollar equivalents using the current rate method. Under this method, the statements of operations and comprehensive loss and cash flows for each period have been translated using the average exchange rates prevailing during each period. All assets and liabilities have been translated using the exchange rate prevailing at the balance sheet date. Translation adjustments are recorded as income or losses in other comprehensive income or loss. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying consolidated statement of loss and comprehensive loss.

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

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

See Note 15 to the Consolidated Financial Statements for fair value disclosures.

(e) Cash and equivalents

Cash and equivalents include cash on hand, deposits held with banks and other highly liquid short-term investments with original maturities of three months or less. The Company has no cash equivalents for all years presented.

(f) Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses. Cost includes expenditures that are directly attributable to the acquisition of an asset.

Repairs and maintenance costs are charged to the consolidated statement of operations and comprehensive loss during the period in which they are incurred.

Depreciation is calculated to amortize the cost of the property, plant and equipment over their estimated useful lives using the straight-line method. Plant, buildings, equipment and vehicles are stated at cost and depreciated straight line over an estimated useful life of three to eight years. Depreciation begins once the asset is in the state intended for use by management.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

The Company allocates the amount initially recognized in respect of an item of property and equipment to its significant parts and depreciates separately each such part. Residual values, method of depreciation and useful lives of the assets are reviewed annually and adjusted if appropriate.

Gains and losses on disposals of property, plant and equipment are determined by comparing the proceeds with the carrying amount of the asset and are included as part of other gains or losses in the consolidated statement of operations and comprehensive loss.

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

(i) Asset retirement obligations

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

(j) Income taxes

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
Years ended December 31, 2016 and 2015

(k) Share-based compensation

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

(l) Earnings (loss) per share

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

5.   Recently Issued Accounting Pronouncements

Restricted Cash

 In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in Other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

Intra-Entity Transfers

In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the updated guidance.

Leases

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the updated guidance.

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the updated guidance.

Inventory

In July 2015, ASU No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the updated guidance.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

Revenue recognition

In May 2014, ASU No. 2014-09 was issued related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017 and will be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating the updated guidance.

6.   Critical accounting judgments and estimates

(a) Significant judgments

Preparation of the consolidated financial statements requires management to make judgments in applying the Company's accounting policies.  Judgments that have the most significant effect on the amounts recognized in these consolidated financial statements relate to functional currency; income taxes; provisions and reclamation and closure cost obligations. These judgments have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

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

Income Taxes

Significant judgment is required in determining the provision for income taxes. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain and subject to judgement. The Company recognizes liabilities and contingencies for anticipated tax audit issues based on the Company's current understanding of the tax law in the various jurisdictions in which it operates. For matters where it is probable that an adjustment will be made, the Company records its best estimate of the tax liability including the related interest and penalties in the current tax provision. Management believes they have adequately provided for the probable outcome of these matters; however, the final outcome may result in a materially different outcome than the amount included in the tax liabilities.

Provisions

Management makes judgments as to whether an obligation exists and whether an outflow of resources embodying economic benefits of a liability of uncertain timing or amount is probable, not probable or remote.  Management considers all available information relevant to each specific matter.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

Reclamation and closure costs obligations

The Argentine mining regulations require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. The Company accrues for the cost of final mine closure reclamation over the estimated useful mining life of the property. At each period, the Company reviews the entire reclamation liability and makes necessary adjustments for revisions to cost estimates to reflect current experience.

The Company has adopted ASC 410, Asset Retirement and Environmental Obligations, which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.

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

The more significant areas requiring the use of management estimates and assumptions relate to title to mineral property interests; share-based payments, asset retirement obligations. These estimates have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

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
Years ended December 31, 2016 and 2015

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

Asset retirement obligation

Upon retirement of the Company's mineral properties, retirement costs will be incurred by the Company. Estimates of these costs are subject to uncertainty associated with the method, timing and extent of future decommissioning activities. The liability, the related asset and the expense are affected by estimates with respect to the costs and timing of retiring the assets.

7.   Mineral properties

(a) Acquisition of Mina Martha project

On May 6 2016, the Company acquired the assets of the Mina Martha project from Coeur Mining Inc. ("Coeur"). The Mina Martha project consists of land, mineral rights, a mine camp, offices, a warehouse, maintenance shop, mining facilities including a flotation mill and a tailings retention facility.

The transaction has been accounted for as acquisition of assets. The consideration of $3,000,000 paid by Hunt Mining Corp., and the transaction costs of $129,360 have been allocated to the assets and liabilities acquired based on their relative fair value on the date of acquisition. As at December 31, 2016, $1,500,000 of the purchase consideration remains payable. Subsequent to December 31, 2016, the Company entered into a preliminary agreement to extend the original repayment date of May 6, 2017 by 90 days and made subsequent payments of $100,000.  Coeur is currently finalizing documents for the amended agreement.

The following table summarizes the allocation of the purchase price and the related acquisition costs to the fair value of the assets acquired at the date of acquisition

Consideration Paid:
Cash consideration paid:	$3,000,000
Transaction costs incurred:	129,360
$3,129,360

Net identifiable assets acquired:
Vehicles and Equipment	$1,155,000
Buildings	117,500
Plant	1,775,536
Land	321,294
Mineral properties	438,062
Asset retirement obligation	(678,032)
$3,129,360

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

Subsequent to December 31, 2016, the Company began preliminary operations at the Mina Martha project resulting in production and shipment of concentrate and repayments on the Ocean Partners loan (Note 12).

As at December 31, 2016, the Company had received an advance of $190,269 (2015 – $0(zero)) corresponding to future sales of its tailings at the Mina Martha project. As of December 31, 2016 no amounts have been recorded as revenue.

(b) Acquisition of La Josefina project

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

(c) Acquisition of La Valenciana project

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

8.   Asset retirement obligation

On May 6, 2016 the Company purchased the Mina Martha project (Note 7) that has an estimated life of 8 years. The Company is legally required to perform reclamation on the site to restore it to its original condition at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of a liability for an asset retirement obligation in the amount of $678,032. The total amount of undiscounted cash flows required to settle the estimated obligation is $1,226,817 which has been discounted using a credit adjusted rate of 10% and an inflation rate of 2%.

The Company capitalized that cost as part of the carrying amount of the flotation plant acquired as part of the Mina Martha project, which is depreciation on a straight-line basis over 8 years.

The following table describes all of the changes to the Company's asset retirement obligation liability:

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
Asset retirement obligation at beginning of year	$-	$-
Additions	678,032	-
Accretion expense	43,663	-
Asset retirement obligation at end of year	$721,695	$-

9.   Property, Plant and Equipment

	Land	Plant	Buildings	Vehicles and Equipment	Total
Cost
Balance at December 31, 2014	$714,103	$-	$-	$1,129,817	$1,843,920
Additions	-	-	-	3,020	3,020
Balance at December 31, 2015	714,103	-	-	1,132,837	1,846,940
Additions	321,294	2,631,646	117,500	1,219,385	4,289,825
Balance at December 31, 2016	$1,035,397	$2,631,646	$117,500	$2,352,222	$6,136,765

Accumulated amortization
Balance at December 31, 2014	$-	$-	$-	$1,030,658	$1,030,658
Depreciation for the year	-	-	-	87,784	87,784
Balance at December 31, 2015	-	-	-	1,118,442	1,118,442
Depreciation for the year	-	-	-	83,540	83,540
Balance at December 31, 2016	$-	$-	$-	$1,201,982	$1,201,982

Net book value
At December 31, 2015	$714,103	$-	$-	$14,395	$728,498
At December 31, 2016	$1,035,397	$2,631,646	$117,500	$1,150,240	$4,934,783

10. Capital Stock

On June 24, 2015, the Company's common shares were consolidated on the basis of one (1) post-consolidation common share for every ten (10) pre-consolidation common shares.  All common shares, share option, share purchase warrants and per share figures in these consolidated financial statements have been adjusted to reflect the 10:1 share consolidation.

a)	Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

Issued:

Common Shares	Year ended		Year ended
	December 31, 2016		December 31, 2015
	Number	Amount	Number	Amount
Balance, beginning of year	62,150,298	$24,560,711	14,650,298	$23,916,232
Non-brokered private placements	1,313,500	229,433	47,500,000	1,270,362
Exercise of stock options	125,000	14,311	-	-
Portion of units attributable to warrants issued	-	(109,269)	-	(625,883)
Balance, end of year	63,588,798	$24,695,186	62,150,298	$24,560,711

Warrants	Year ended		Year ended
	December 31, 2016		December 31, 2015
	Number	Amount	Number	Amount
Balance, beginning of year	47,500,000	$625,883	2,500,000	$138,577
Portion of units attributable to warrants issued	1,362,500	109,269	47,500,000	625,883
Expiry of warrants	-	-	(2,500,000)	(138,577)
Balance, end of year	48,862,500	$735,152	47,500,000	$625,883

b)	Common share issuances:

On November 25, 2016 the Company announced the closing of the non-brokered private placement. The Company issued 1,313,500 units at an issue price of CAD 0.25 per unit. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to acquire common shares at an exercise price of CAD 0.40 per common share until November 25, 2018.  The non-brokered private placement raised $229,433, net of cash share issuance costs of $14,604 and the issuance of 49,000 broker warrants on the same terms as the warrants included within the units. The fair value of the warrants attached in the units was determined to be $109,269.

The $109,269 fair value of the 1,313,500 warrants granted as part of the units was calculated using the Black-Scholes option pricing model and using the following assumptions:

November 25, 2016
Risk free interest rate	0.75%
Expected volatility	252.66%
Expected life (years)	2
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD 0.26

On October 13, 2015, the Company issued 25,000,000 units at CAD 0.02 per unit pursuant to a non-brokered private placement for gross proceeds of $390,881 of which $192,338 was allocated to the fair value of the warrants.  All of the proceeds were received from related parties.  Each unit consisted of one common share and one common share purchase warrant exercisable at CAD 0.05 per warrant before October 13, 2020.

The $192,338 fair value of the warrants granted was calculated using the Black-Scholes option pricing model and using the following assumptions:

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

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

The $433,545 fair value of the warrants granted was calculated using the Black-Scholes option pricing model and using the following assumptions:

July 20, 2015
Risk free interest rate	0.42%
Expected volatility	205.09%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD 0.05

c)	Stock options

Under the Company's share option plan, and in accordance with TSX Venture Exchange requirements, the number of common shares reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding common shares of the Company, have a maximum term of 5 years and vest at the discretion of the Board of Directors. In connection with the foregoing, the number of common shares reserved for issuance to: (a) any individual director or officer will not exceed 5% of the issued and outstanding common shares; and (b) all consultants will not exceed 2% of the issued and outstanding common shares.

	Range of Exercise Prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on December 31, 2016
Stock options	$0.15 - $3.00	4,225,000	4.70	$0.24	4,225,000

	December 31, 2016.		December 31, 2015
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of year	434,753	$1.59	494,753	$2.10
Granted	4,000,000	$0.15	-	$0.00
Forfeiture of stock options	(35,000)	$1.00	-	$0.00
Expiration of stock options	(49,753)	$3.34	(60,000)	$6.50
Exercise of stock options	(125,000)	$0.15	-	$0.00
Balance, end of year	4,225,000	$0.24	434,753	$1.59

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

On May 20, 2016, the Company granted 4,000,000 options with an exercise price of CAD 0.15 to directors, officers, employees and consultants.

The $256,484 fair value of the options granted was calculated using the Black-Scholes option pricing model and using the following assumptions:

May 19, 2015
Risk free interest rate	0.75%
Expected volatility	232.04%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	24%
Stock price	CAD 0.11

The aggregate intrinsic value for options vested and total options as at December 31, 2016 is $374,898 (December 31, 2015 - $0 (zero)).

d)	Warrants:

Warrants	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)
	0.05 - 0.40	48,862,500	4.00	$0.07

	December 31, 2016		December 31, 2015
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of year	47,500,000	$0.06	2,500,000	$0.50
Expiration of Warrants	-	-	(2,500,000)	$0.50
Warrants (Note 10(b))	-	-	22,500,000	$0.075
Warrants (Note 10(b))	-	-	25,000,000	$0.050
Warrants (Note 10(b))	1,362,500	$0.40	-	-
Balance, end of year	48,862,500	$0.07	47,500,000	$0.06

11. Performance bond

The performance bond, originally required to secure the Company's rights to explore the La Josefina property, is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035.  The bond trades in the secondary market in Argentina.  The bond was originally purchased for $247,487.  As of the year ended December 31, 2016, the value of the bond increased to $381,355 (December 31, 2015 - $352,578).  The change in the face value of the performance bond of $28,777 for the year ended December 31, 2016 (2015 - $62,146) is recorded as other comprehensive income (loss) in the Company's consolidated statement of loss and comprehensive loss.

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

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

12. Loan Payable

The Following is a summary of all notes payable.

	December 31,	December 31,
	2016	2015

Unsecured loan payable to Timothy Hunt, at 8% interest per annum, due on demand	$1,972,092	$-

Loan payable to Ocean Partners, repayable in monthly installments of $15,000 per dry metric ton of concentrate, at 6% per annum, secured by concentrate, due 2017 (1)	1,499,219	-

	$3,471,311	$-
(1)	Subsequent to December 31, 2016, the Company entered into an agreement with Ocean Partners to extend the original repayment terms of March 2017 to June 2017.

13. Bank indebtedness

During the year ended December 31, 2015, the Company secured a variable rate non-disclosable line of credit with a local bank for a period of one year, during which time the Company drew $29,400 against the $30,000 USD LOC, making monthly interest only payments and paying a one-time 1% fee of $300. At December 31, 2015, the principal balance was $29,362. During 2016 the non-disclosable line of credit was increased to $50,000 and the Company drew $49,920 and paid interest and in December 2016 paid the principal amount in full.  At December 31, 2016, the principal balance was $0 (zero).

14. Related Party Transactions

During the year ended December 31, 2016, the Company incurred $155,004 (2015 – $111,544) in professional fees expense relating to the services of the President of CCSA.  Included in accounts payable and accrued liabilities as at December 31, 2016 was $180,359 (December 31, 2015 - $65,500) owing to the President of CCSA for professional geological fees.

During the year ended December 31, 2016, the Company incurred $43,200 (December 31, 2015 - $31,056) in professional fees expense relating to the accounting services of a director of CCSA.  Included in accounts payable and accrued liabilities as at December 31, 2016, the Company had a payable owing to the director of CCSA of $39,403 (December 31, 2015 – $22,964).

During the year ended December 31, 2016, the Company incurred $347,183 (2015 - $63,217)  in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to Hunt Family Limited Partnership, LLC, ("HFLP") an entity controlled by the Company's President, CEO and Executive Chairman. HFLP also advanced $1,644,712 to the Company for general administrative purposes, of which $1,058,830 was repaid during the year ended December 31, 2016. At December 31, 2016, The Company had a payable owing to HFLP of $1,576,506 (December 31, 2015 - $488,933).  The advances accrue interest at 7% per annum, are unsecured and due on demand.

During the year ended December 31, 2016, the Company received a loan from its President in the amount of $2,000,000. The loan earns interest at 8% and is due 2017. During the year ended December 31, 2016 the Company made payments (net of interest accrued) of $27,908 on the loan principle. The Company incurred interest expense of $112,381 of which $53,293 was included in interest payable at year end.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

Included in accounts payable and accrued liabilities as at December 31, 2016, are amounts owing to the Company's Chief Financial Officer for consulting fees of $50,956 (December 31, 2015 – $0 (zero)).

Included in accounts payable and accrued liabilities as at December 31, 2016, are amounts owing to the Company's President for wages of $84,000 (December 31, 2015 – $84,000).

All related party transactions are in the normal course of business, and were measured at the exchange amount which is the amount of consideration established and agreed to by the related party.

Remuneration of directors and key management of the Company

The remuneration awarded to directors and to senior key management, including the Executive Chairman and Chief Executive Officer, the Chief Financial Officer, a Director of the Company, the President of CCSA and a Director of CCSA, is as follows:

	Year Ended
	December 31, 2016	December 31, 2015
Salaries and benefits	$136,143	$163,531
Consulting fees	272,181	142,583
Share based compensation	164,000	1,073
	$572,324	$307,187

15. Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, performance bond, bank indebtedness and accounts payable and accrued liabilities, purchase price payable, transaction taxes payable, loan payable and interest payable.

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

Fair value

As at December 31, 2016, there were no changes in the levels in comparison to December 31, 2015.  The fair values of financial instruments are summarized as follows:

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

	December 31, 2016		December 31, 2015
	Carrying amount $	Fair value $	Carrying amount $	Fair value $
Financial Assets
FVTPL
Cash (Level 1)	108,272	108,272	32,683	32,683

Available for sale
Performance bond (Level 1)	381,355	381,355	352,578	352,578

Loans and receivables
Accounts receivable	126,453	126,453	85,982	85,982

Financial Liabilities
Other financial liabilities
Bank indebtedness	-	-	29,362	29,362
Accounts payable and accrued liabilities	3,087,611	3,087,611	1,508,028	1,508,028
Purchase price payable	1,500,000	1,500,000	-	-
Transaction taxes payable	118,667	118,667	81,633	81,633
Interest payable	53,293	53,293	-	-
Loan payable	3,471,311	3,471,311	-	-

Cash and performance bond are measured based on Level 1 inputs of the fair value hierarchy on a recurring basis.

The carrying value of accounts receivable, bank indebtedness and accounts payable and accrued liabilities, purchase price payable, transaction taxes payable, loan payable interest payable approximate their fair value because of the short-term nature of these instruments.  The Company assessed that there were no indicators of impairment for these financial instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  Accounts receivable consist of input tax credits receivable and are not considered subject to significant risk.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2016, the Company had total cash balances of $108,272 (2015 - $32,683) at financial institutions, where $0 (zero) (2015 - $0 (zero)) is in excess of federally insured limits.

16. Segmented Information

All of the Company's operations are in the mineral properties exploration industry with its principal business activity in the acquisition and exploration of mineral properties.  The Company conducts its resource properties exploration activities primarily in Argentina. All of the Company's long-lived assets are located in Argentina.

17. Commitments and Provision

a)
On March 18, 2011, a lawsuit was filed against the Company and its subsidiaries by a former director and consultant "the Consultant".  The lawsuit claimed that the Consultant was an employee of the Company, not a consultant, since 2006.  The total value of the claim was US$249,041, including wages, alleged bonus payments, interest and penalties.  The consolidated financial statements include a provision of $250,000 at December 31, 2016 (December 31, 2015 - $250,000).  Management intends to defend the Company and its subsidiaries to the fullest extent possible.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

As of December 31, 2016, the Company has been notified that amounts totaling 1,025,610 pesos ($64,610) ($68,409 as at December 31, 2015) was withheld from its Argentine bank account and placed in escrow with the Court pending the outcome of the lawsuit filed on March 18, 2011 against the Company.

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

18. Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2016	2015

Loss for the year	$(3,109,074)	$(2,466,497)

Expected income tax (recovery)	$(886,000)	$(641,000)
Change in statutory, foreign tax, foreign exchange rates and other	(87,000)	(99,000)
Permanent Difference	386,000	(199,000)
Change in unrecognized deductible temporary differences	587,000	939,000
Total income tax expense (recovery)	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2016 was $(4,829,000) and (December 31, 2015 – $(4,164,000) respectively. The change in the valuation allowance of $665,000 was due to changes in the increase in non-capital losses incurred during the year ended December 31, 2016.

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below:

	2016	2015
Deferred Tax Assets (liabilities)
Property and equipment	-	1,000
Share issue costs	1,000	1,000
Non-capital losses available for future period	4,828,000	4,162,000
	4,829,000	4,164,000
Valuation allowance	(4,829,000)	(4,164,000)
Net deferred tax assets	$-	$-

The significant components of the Company's temporary differences, unused tax credits and unused tax losses that have not been included on the balance sheet are as follows:

	2016	Expiry Date Range	2015	Expiry Date Range
Temporary Differences
Property and equipment	-		2,000	No expiry date
Share issue costs	2,000	2036 to 2038	4,000	2035 to 2038
Non-capital losses available for future period	14,567,000	2017 to 2036	12,424,000	2016 to 2035

Tax attributes are subject to review, and potential adjustment, by tax authorities.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

19. Restatement

Subsequent to the issuance of the Company's 2015 consolidated financial statements on May 5, 2016 issued under International Financial Reporting Standards ("IFRS") the Company determined that certain errors had been made in the recognition of assets.  These errors were related to the recoverability of the VAT receivable (cumulative and each year) and the Minimum Presumed Income Tax receivable. The previously issued consolidated financial statements were issued under IFRS rather than US GAAP, however the restatement is not due to a change in reporting standards, and therefore the Company determined the impact of the restatement on the Company's previously issued consolidated financial statements should be presented.  The following tables summarize the impact of the restatement on our previously reported consolidated balance sheets, consolidated statements of operations and comprehensive loss, consolidated statements of stockholders' equity and consolidated statements of cash flows for the year ended December 31, 2015.

Effect on Consolidated Balance Sheets

	Year ended December 31,
	2015
	As previously Reported CAD	Correction of Errors	Translation to USD	As Restated
CURRENT ASSETS:
Cash	$45,386	$-	$(12,703)	$32,683
Accounts receivable	119,402	-	(33,420)	85,982
Prepaid expenses	9,064	-	(2,537)	6,527
Total Current Assets	173,852	-	(48,660)	125,192

NON-CURRENT ASSETS:
Property and equipment	1,001,048	-	(272,550)	728,498
VAT Tax, net of discount	868,809	(868,809)	-	-
Performance bond	489,620	-	(137,042)	352,578
Minimal presumed income tax receivable	390,919	(390,919)	-	-
Other deposit	94,998	-	(26,589)	68,409
Total Non-Current Assets:	2,845,394	(1,259,728)	(436,181)	1,149,485

TOTAL ASSETS:	$3,019,246	$(1,259,728)	$(484,841)	$1,274,677

CURRENT LIABILITIES:
Bank indebtedness	$40,775	$-	(11,413)	$29,362
Accounts payable and accrued liabilities	2,094,175	-	(586,147)	1,508,028
Taxes payable	113,363	-	(31,730)	81,633
Total Current Liabilities:	2,248,313	-	(629,290)	1,619,023

NON-CURRENT LIABILITIES:
Loan payable	-	-	-	-
Contingent liability	250,000	97,171	(97,171)	250,000
Total Non-Current Liabilities:	250,000	97,171	(97,171)	250,000

TOTAL LIABILITIES:	$2,498,313	$97,171	$(726,461)	$1,869,023

STOCKHOLDERS' EQUITY:
Capital stock:	$26,987,416	$-	(2,426,705)	$24,560,711
Additional paid in capital	10,608,881	-	(1,312,642)	9,296,239
Deficit	(37,282,555)	(1,259,728)	4,001,787	(34,540,496)
Accumulated other comprehensive income (loss)	207,191	(97,171)	(20,820)	89,200
Total Shareholders' Equity:	520,933	(1,356,899)	241,620	(594,346)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$3,019,246	$(1,259,728)	$(484,841)	$1,274,677

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

Effect on Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2015
	As previously Reported CAD	Correction of Errors	Translation to USD	As Restated
OPERATING EXPENSES:
Professional fees	$379,330	$-	$(82,318)	$297,012
Exploration expenses	427,468	45,365	(102,608)	370,225
Travel expenses	190,368	-	(41,311)	149,057
Administrative and office expenses	446,557	-	(96,906)	349,651
Payroll expenses	663,228	-	(143,926)	519,302
Share based compensation	1,969	-	(427)	1,542
Interest expense	53,716	-	(11,657)	42,059
Depreciation	112,114	-	(24,330)	87,784
Total operating expenses:	2,274,750	45,365	(503,483)	1,816,632

OTHER INCOME/(EXPENSE):
Interest income	13,495	-	(2,928)	10,567
Miscellaneous income	8,881	-	(1,927)	6,954
VAT discount and accretion	265,964	(265,964)	-	-
Taxes	-	(88,256)	19,152	(69,104)
Loss on foreign exchange	(604,452)	-	131,170	(473,282)
Contingent liability accrual	(125,000)	-	-	(125,000)
Total other income/(expense):	(441,112)	(354,220)	145,467	(649,865)

LOSS - before income tax	(2,715,862)	(399,585)	648,950	(2,466,497)

Income taxes	(88,256)	88,256	-	-

NET LOSS FOR THE YEAR	$(2,804,118)	$(311,329)	$648,950	$(2,466,497)

Other comprehensive income (loss), net of tax:
Change in value of performance bond	152,770	-	(90,624)	62,146
Foreign currency translation adjustment	79,672	-	33,124	112,796

TOTAL NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR:	$(2,571,676)	$(311,329)	$591,450	$(2,291,555)

Weighted average shares outstanding - basic and diluted	30,170,846	30,170,846	30,170,846	30,170,846

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.09)	$(0.01)	$0.02	$(0.08)

Effect on Consolidated Statement of Stockholders' Equity (Deficiency)

	Year ended December 31,
	2015
	As previously Reported CAD	Correction of Errors	Translation to USD	As Restated
Stockholders equity	$520,933	$(1,356,899)	$241,620	$(594,346)

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

Effect on Consolidated Statement of Cash Flows

	Year ended December 31,
	2015
	As previously Reported CAD	Correction of Errors	Translation to USD	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:	(1,651,165)	(202,314)	362,657	(1,490,822)

CASH FLOWS FROM INVESTING ACTIVITIES:	8,952	(11,972)	-	(3,020)

CASH FLOWS FROM FINANCING ACTIVITIES:	1,572,353	11,972	(348,352)	1,235,973

NET INCREASE (DECREASE) IN CASH:	(69,860)	(202,314)	14,305	(257,869)

CHANGE DUE TO FOREIGN EXCHANGE	-	-	-	191,187

CASH, BEGINNING OF YEAR:	115,246	-	(15,881)	99,365

CASH, END OF YEAR:	$45,386	$(202,314)	$(1,576)	$32,683

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Hunt Mining Company has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In 2017, due to the Company's change of auditors, change of reporting currency and restatement of prior financial reports for 2015 and 2016, the company filed form 12b-25 with the SEC which allows smaller companies more time to meet the SEC deadlines. The management of Hunt Mining Company, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Previous independent registered public accounting firm

(a)
From March 23, 2015 through March 20, 2017, Crowe MacKay LLP (Crowe) was our independent registered public accounting firm.  On March 20, 2017, Crowe advised us that it was resigning as our independent public accountant.

(b)
None of our previous audit reports, in particular the audit reports for the fiscal years ended December 31, 2015 and December 31, 2014, contained any adverse opinion or disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern qualification on the Company's financial statements for the fiscal years ended December 31, 2015 and December 31, 2014.

(c)
During the Company's two most recent fiscal years, the subsequent interim periods thereto, and through March 30, 2017, there were no disagreements (as defined in Item 304 of Regulation S-K) with the Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the Company's two most recent fiscal years, the subsequent interim periods thereto, and through March 30, 2017, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

(d)
We furnished Crowe with a copy of this disclosure on March 31, 2017, providing Crowe with the opportunity to furnish the Company with a letter addressed to the Commission stating whether he agrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which he does not agree.  A copy of Crowe's response is filed as Exhibit 16.1 to this Report.

New independent registered public accounting firm

On March 21, 2017, we engaged Davidson & Company LLP, 1200-609 Granville Street, Vancouver, British Columbia BC V7Y 1G6; telephone 604-687-0947, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.

During the two most recent fiscal years and through the date of engagement, we have not consulted with Davidson & Company LLP regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Davidson & Company LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our officers and directors:

Name	Age	Position	Position Held Since
Tim Hunt	64	Director, President, CEO	April 2010
Robert Little	60	Chief Administration Officer, Former CFO & Secretary	January 2014
James Meek	65	Chief Financial Officer	June 2016
Darrick Hunt	39	Director	December 2009
Alan Chan	66	Director	August 2006
Alastair Summers	80	Director	April 2014

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

Robert Little
Chief Administrative Officer and former Financial Officer and Secretary

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

Leon Hardy
Chief Operations Officer and Director of Mining

Mr. Hardy is the former COO and Senior Vice-President for Coeur Mining Inc. (CDE:NYSE), and has over 40 years of technical and operational experience which includes 12 years in Latin America. Mr. Hardy holds a Bachelor of Science in Geological Engineering from the University of Arizona, and is a registered professional engineer. Mr. Hardy resided in Argentina for 5 years, while being the general manager of the Martha Mine and was instrumental from the initial startup thru the 240 TPD Mill construction and subsequent full scale operations. Mr. Hardy has operational, cost control, due diligence, strategic mine planning, and feasibility studies experience, and maintains strong political relationships with regional emphasis in Argentina.

James Meek
Chief Financial Officer

Mr. Meek, MBA, CPA, holds both a Bachelor of Arts in Mathematics from Rocky Mountain College and a Master of Business Administration from the University of Idaho. For over 30 years, Mr. Meek has worked for mining companies including ASARCO Incorporated for 17 years, ascending from Metallurgical Account to Accounting Manager; Coeur d'Alene Mines Corp. for over 10 years, including 5 years as Treasurer and Manager of Budget and Forecasting, where he traveled extensively to South America to visit the mines for which he was responsible; Sterling Mining Company for almost 4 years in the position of CFO and Romarco Minerals Inc. for 1 year in the role of CFO.

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

During the year ended December 31, 2016, the Corporation had three "Named Executive Officers" or "NEOs", Mr. Tim Hunt, the Corporation's Executive Chairman of the Board of Directors, President and Chief Executive Officer, Mr. James Meek, the Corporation's Chief Financial Officer, and  Mr. Danilo Silva, President of Cerro Cazador S.A., a wholly-owned subsidiary of the Corporation.

Elements of the Compensation Program

The three elements of the Corporation's compensation program during the financial years ended December 31, 2016 are (i) base salary and benefits, and (ii) an incentive stock option plan and (iii) incentive cash bonus. Each item of the compensation program is discussed below.

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

SUMMARY COMPENSATION TABLE

The following table sets forth all annual and long-term compensation in US dollars for services in all capacities to the Corporation for each of the years ended December 31, 2015 and 2016 in respect of the Named Executive Officers expressed in US dollars:

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation ($)(1)(4)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Robert Little (2)	2016	106,154	0	0	30,942	0	0	0	137,096
Chief Administration Officer, Former Chief Financial Officer and Secretary	2015	121,291	0	0	0	0	0	0	121,291

James N. Meek	2016	68,287	0	0	20,628	0	0	0	88,915
Chief Administration Officer, appointed 06-14-2016	2015	0	0	0	0	0	0	0	0

Leon Hardy	2016	59,721	0	0	51,571	0	0	0	111,292
Chief Operating Officer, appointed 05-17-2016	2015	0	0	0	0	0	0	0	0

Tim Hunt (3)	2016	0	0	0	103,141	0	0	0	103,141
Executive Chairman, President and Chief Executive Officer	2015	0	0	0	0	0	0	0	0

(1)	Compensation for each of the NEOs was paid or payable in US dollars.
(2)	Mr. Little served as the Chief Financial Officer and Secretary of the Corporation from beginning January, 2014 until June 2016.
(3)
Mr. Hunt was appointed Executive Chairman of the Corporation's board of directors on April 26, 2010.  Mr. Hunt was formerly Chief Executive Officer of the Corporation until April 26, 2010. Mr. Hunt was appointed to the Corporation's board of directors on December 23, 2009.  Mr. Hunt was appointed Chief Executive Officer and has served as the President of the Company since January 1, 2014.

(4)	Amounts include incentive cash bonuses earned by the NEOs in the noted year which were paid to the NEOs in the subsequent year.

Director's Compensation Table
Name	Year	Fees Earned Or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation ($)(1)(4)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Alan Chan	2016	2,997	0	30,000	0	0	0	32,997
Darrick Hunt	2016	0	0	42,000	0	0	0	42,000
Tim Hunt	2016	0	0	0	0	0	0	0
Al Summers	2016	0	0	30,000	0	0	0	30,000

INCENTIVE PLAN AWARDS

Outstanding Option-based Awards and Share-based Awards

The following table shows all option-based awards and share-based awards outstanding to be exercised in Canadian dollars to each Named Executive Officer as of December 31, 2016 (no options were granted in 2015):

		Option-based Awards				Share-based Awards
Name	Number of securities underlying unexercised option (#) exercisable	Number of securities underlying unexercised option (#) exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units that have not vested (#)	Market value of shares of unites of stock that have not vested ($)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Alan Chan	5,000	0	0	$2.23	27-Feb-17	0	0	0
	50,000	0	0	$0.74	4-Apr-19	0	0	0
	250,000	0	0	$0.11	20-May-21	0	0	0
Darrick Hunt	5,000	0	0	$2.23	27-Feb-17	0	0	0
	75,000	0	0	$0.74	4-Apr-19	0	0	0
	350,000	0	0	$0.11	20-May-21	0	0	0
Tim Hunt	10,000	0	0	$0.74	23-Apr-18	0	0	0
	100,000	0	0	$0.74	4-Apr-19	0	0	0
	1,000,000	0	0	$0.11	20-May-21	0	0	0
Al Summers	25,000	0	0	$0.74	4-Apr-19	0	0	0
	250,000	0	0	$0.11	20-May-21	0	0	0
Leon Hardy	500,000	0	0	$0.11	20-May-21	0	0	0
James Meek	200,000	0	0	$0.11	20-May-21	0	0	0
Bob Little	35,000	0	0	$0.74	4-Apr-19	0	0	0
	300,000	0	0	$0.11	20-May-21	0	0	0
TOTAL	3,155,000	0	0	$0.18		0	0	0
Notes:

(1)
The Corporation completed a share consolidation on the basis of one post-consolidation Common Share for every ten pre-consolidation Common Shares on June 24, 2015. All figures reflect the post-share consolidation amounts.

Incentive Plan Awards – Value Vested or Earned

No incentive plan awards were issued in 2016.

Compliance with Section 16(a) Of the Securities Exchange Act of 1934

We are not required to comply with Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") since we do not have any securities registered with the SEC under Section 12 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Report by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 63,588,798 shares of our common stock outstanding as of December 31, 2016.

Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Shares	Options/Warrants	Total	Percent
Tim Hunt (1)	54,046,915	48,610,000	102,656,915	87.98%
Alan Chan	16,500	305,000	321,500	0.28%
Darrick Hunt	200,743	430,000	630,743	0.54%
Al Summers	1,229	275,000	276,229	0.24%
Robert Little	468,000	335,000	803,000	0.69%
Leon Hardy	135,000	500,000	635,000	0.54%
James Meek	25,000	200,000	225,000	0.19%
All Officers and Directors as a group (7 individuals)	54,893,387	50,655,000	105,548,387	90.46%
(1)	These shares are owned as to 51,334,031 by Hunt Family Limited Partnership, an entity controlled by Mr. Tim Hunt and as to 2,712,884 shares by Mr. Hunt directly.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

            During the year ended December 31, 2016, the Company incurred $155,004 (2015 – $111,544) in professional fees expense relating to the services of the President of CCSA.  Included in accounts payable and accrued liabilities as at December 31, 2016 was $180,359 (December 31, 2015 - $65,500) owing to the President of CCSA for professional geological fees.

            During the year ended December 31, 2016, the Company incurred $43,200 (December 31, 2015 - $31,056) in professional fees expense relating to the accounting services of a director of CCSA.  Included in accounts payable and accrued liabilities as at December 31, 2016, the Company had a payable owing to the director of CCSA of $39,403 (December 31, 2015 – $22,964).

During the year ended December 31, 2016, the Company incurred $347,183 (2015 - $63,217)  in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to Hunt Family Limited Partnership, LLC, an entity controlled by the Company's President, CEO and Executive Chairman. At December 31, 2016, The Company had a payable owing to Hunt Family Limited Partnership, LLC of $1,576,506 (December 31, 2015 - $488,933).

During the year ended December 31, 2016, the Company received a loan from its President in the amount of $2,000,000. The loan earns interest at 8% and is due 2017. During the year ended December 31, 2016 the Company made payments (net of interest accrued) of $27,908 on the loan principle.

Included in accounts payable and accrued liabilities as at December 31, 2016, are amounts owing to the Company's Chief Financial Officer for consulting fees of $50,956 (December 31, 2015 – $0 (zero)).

Included in accounts payable and accrued liabilities as at December 31, 2016, are amounts owing to the Company's President for wages of $84,000 (December 31, 2015 – $0 (zero)).

All related party transactions are in the normal course of business.

Remuneration of directors and key management of the Company

The remuneration awarded to directors and to senior key management, including the Executive Chairman and Chief Executive Officer, the Chief Financial Officer, a Director of the Company, the President of CCSA and a Director of CCSA, is as follows:

Year Ended December 31, 2016
Salaries and benefits	$136,143
Consulting fees	272,181
Share based compensation	164,000
$572,324

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to us by our former auditor Crowe Mackay LLP and GHP Horwath, P.C. in the 2015 and 2016 fiscal years.

	Year ended December 31,
	2016	2015
Audit fees	$38,556	$33,000
Audit-related fees	0	0
Tax fees (1)	10,630	8,100
All other fees (2)	0	0
Total	$49,186	$41,100

Notes:
(1)        Fees for the preparation and completion of the Corporation's tax returns.
(2)        Fees related to the quarterly review of financial statements and non-audit professional services.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016				X

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016				X

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

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

Signature	Title	Date

TIMOTHY HUNT	Director	May 19, 2017
Timothy Hunt

DARRICK HUNT	Director	May 19, 2017
Darrick Hunt

ALAN CHAN	Director	May 19, 2017
Alan Chan

ALASTAIR SUMMERS	Director	May 19, 2017
Alastair Summers

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016				X

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016				X

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation