Form 10-Q
period 2017-03-31
HUNT MINING CORP
filed 2017-06-08
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission File Number:          333-182072
--------------------------

Hunt Mining Corp.
(Exact name of Registrant as specified in its charter)

British Columbia, Canada	1041
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)

23800 East Appleway Ave.
Liberty Lake, WA   99019
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
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
As of May 25, 2017, the registrant's outstanding common stock consisted of 63,588,798 shares.

PART I

ITEM 1.          FINANCIAL STATEMENTS

Hunt Mining Corp.
Interim Consolidated Financial Statements

Hunt Mining Corp. Expressed in U.S. Dollars (Unaudited)
Interim Consolidated Balance Sheets

	NOTE	March 31, 2017	December 31, 2016
CURRENT ASSETS:
Cash		$138,921	$108,272
Accounts receivable	18	792,611	126,453
Prepaid expenses		8,258	17,593
Inventory		475,636	-
Total Current Assets		1,415,426	252,318
NON-CURRENT ASSETS:
Mineral Properties	7	438,062	438,062
Property, plant and equipment	9	4,636,629	4,934,783
Performance bond	11	376,636	381,355
Other deposit	17a	66,648	64,610
Total Non-Current Assets:		5,517,975	5,818,810

TOTAL ASSETS:		$6,933,401	$6,071,128

CURRENT LIABILITIES:
Bank indebtedness	13	$50,000	$-
Accounts payable and accrued liabilities	14	4,790,859	3,087,611
Purchase price payable	7	1,500,000	1,500,000
Deferred advances		-	190,269
Interest payable	14	66,349	53,293
Transaction taxes payable		124,641	118,667
Loan payable	12	3,431,892	3,471,311
Total Current Liabilities:		9,963,741	8,421,151
NON-CURRENT LIABILITIES:
Asset retirement obligation	8	739,157	721,695
Contingent liability	17a	250,000	250,000
Total Non-Current Liabilities:		989,157	971,695

TOTAL LIABILITIES:		$10,952,898	$9,392,846

STOCKHOLDERS' DEFICIENCY:
Capital stock: Authorized- Unlimited No Par Value Issued and outstanding – 63,588,798 common shares (December 31, 2016 - 63,588,798 common shares)	10	$24,695,186	$24,695,186
Additional paid in capital		9,661,992	9,661,992
Deficit		(38,310,708)	(37,649,570)
Accumulated other comprehensive loss		(65,967)	(29,326)
Total Stockholders' Deficiency:		(4,019,497)	(3,321,718)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY:		$6,933,401	$6,071,128

Going Concern (Note 3)
Commitments and Provision (Note 17)
Subsequent Events (Note 19)

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars (Unaudited)
Interim Consolidated Statements of Operations and Comprehensive Loss

		3 month period ended March 31,
	NOTE	2017	2016
OPERATING EXPENSES:
Pre-production mining expense		$479,702	$-
Professional fees	14	118,468	27,342
Directors fees		753	-
Exploration expenses		90,068	105,548
Travel expenses		59,061	51,068
Administrative and office expenses	14	125,131	71,308
Payroll expenses	14	72,616	119,786
Interest expense	14	57,645	9,616
Banking charges		49,758	595
Depreciation	9	296,533	1,899
Cost recovery	18	(688,798)	-
Total operating expenses:		660,937	387,162

OTHER INCOME/(EXPENSE):
Interest income		4,789	3,778
Miscellaneous expense		(309)	-
Transaction taxes		-	(15,092)
Gain (loss) on foreign exchange		12,781	(35,880)
Contingent liability accrual	17a	-	(54,621)
Accretion expense	8	(17,462)	-
Total other expense:		(201)	(101,815)

NET LOSS FOR THE PERIOD		$(661,138)	$(488,977)

Other comprehensive income, net of tax:
Change in value of performance bond	11	(4,719)	39,215
Foreign currency translation adjustment		(31,922)	51,929

TOTAL NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD:		$(697,779)	$(397,833)

Weighted average shares outstanding - basic and diluted		63,588,798	62,150,298

NET LOSS PER SHARE - BASIC AND DILUTED:		$(0.01)	$(0.01)

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars (Unaudited)

Interim Consolidated Statement of Changes in Stockholders' Deficiency

	Share Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Total

Balance -January 1, 2016	$24,560,711	$(34,540,496)	$89,200	$9,296,239	$(594,346)
Net Loss	-	(3,109,074)	-	-	(3,109,074)
Other comprehensive loss	-	-	(118,526)	-	(118,526)
Capital stock issued, net	243,744	-	-	-	243,744
Portion of units attributable to warrants issued	(109,269)	-	-	109,269	-
Share based compensation	-	-	-	256,484	256,484
Balance - December 31, 2016	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)

Balance - January 1, 2017	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)
Net Loss	-	(661,138)	-	-	(661,138)
Other comprehensive loss	-	-	(36,641)	-	(36,641)
Balance - March 31, 2017	$24,695,186	$(38,310,708)	$(65,967)	$9,661,992	$(4,019,497)

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars (Unaudited)

Interim Consolidated Statements of Cash Flows

		3-month period ended March 31,
	NOTE	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(661,138)	$(488,977)
Items not affecting cash
Depreciation	9	296,533	1,899
Gain on foreign exchange		(2,038)	-
Accretion		17,462	-
Net change in non-cash working capital items
Increase in accounts receivable		(666,158)	(21,579)
Decrease in prepaid expenses		9,225	6,527
Increase in inventory		(475,636)	-
Increase in accounts payable and accrued liabilities		1,497,991	458,028
Increase in interest payable		13,056	-
Increase in transaction taxes payable		5,974	16,417
		35,271	(27,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank indebtedness	13	50,000	13,558
Repayment of loan	12, 14	(39,419)	-
		10,581	13,558

NET INCREASE (DECREASE) IN CASH:		45,852	(14,127)

EFFECT OF FOREIGN EXCHANGE ON CASH		(15,203)	13,400

CASH, BEGINNING OF PERIOD:		108,272	32,683

CASH, END OF PERIOD:		$138,921	$31,956

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid		-	-
Interest paid		(38,339)	-

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

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

The interim consolidated financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:

Corporation	Incorporation	Percentage ownership	Business Purpose
Cerro Cazador S.A. ("CCSA")	Argentina	100%	Holder of Assets and Exploration Company
Ganadera Patagonia(1)	Argentina	40%	Land Holding Company
1494716 Alberta Ltd.	Alberta	100%	Nominee Shareholder
Hunt Gold USA LLC	Washington, USA	100%	Management Company
(1)
The Company has determined that the subsidiary is a variable interest entity because the Company is the primary beneficiary of the land the subsidiary holds, and therefore consolidates the subsidiary in its interim financial statements.

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

2.   Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 and with our Annual Report on Form 10-K filed with the SEC on May 22, 2017. Operating results for the three-month period ended March 31, 2017 may not necessarily be indicative of the results for the year ending December 31, 2017.

The Company's presentation currency is the US Dollar.

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

The preparation of the interim consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. Actual results may differ from these estimates.

Judgments made by management in the application of US GAAP that have a significant effect on the interim consolidated financial statements and estimates with significant risk of material adjustment in the current and following periods are discussed in Note 6.

3.   Going Concern

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2017, the Company incurred a net loss of $661,138. As at March 31, 2017, the Company had an accumulated deficit of $38,310,708 and has earned minimal incidental incomes since inception. The Company intends to fund operations through operations of the Martha Mine, advances from related parties and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   Significant Accounting Policies

The significant accounting policies used in the preparation of these interim consolidated financial statements are described below.

(a) Basis of measurement

The interim consolidated financial statements have been prepared under the historical cost convention, except for the revaluation of certain financial assets and financial liabilities to fair value.

(b) Consolidation

The Company's interim consolidated financial statements consolidate the accounts of the Company and its subsidiaries. All intercompany transactions, balances and unrealized gains or losses from intercompany transactions are eliminated on consolidation.

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

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

The Company's functional currency is the Canadian dollar.  All of the Company's subsidiaries have a US dollar functional currency. Interim financial statements are translated to their US dollar equivalents using the current rate method. Under this method, the statements of operations and comprehensive loss and cash flows for each period have been translated using the average exchange rates prevailing during each period. All assets and liabilities have been translated using the exchange rate prevailing at the balance sheet date. Translation adjustments are recorded as income or losses in other comprehensive income or loss. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying consolidated statement of loss and comprehensive loss.

(d) Financial instruments

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions, which are accounted for at the transferor's carrying amount or exchange amount.

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

See Note 15 to the interim consolidated financial statements for fair value disclosures.

(e) Cash and equivalents

Cash and equivalents include cash on hand, deposits held with banks and other liquid short-term investments with original maturities of three months or less. The Company has no cash equivalents for all periods presented.

(f) Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses. Cost includes expenditures that are directly attributable to the acquisition of an asset.

Repairs and maintenance costs are charged to the consolidated statement of operations and comprehensive loss during the period in which they are incurred.

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

Depreciation is calculated to amortize the cost of the property, plant and equipment over their estimated useful lives using the straight-line method. Plant, buildings, equipment and vehicles are stated at cost and depreciated straight line over an estimated useful life of three to eight periods. Depreciation begins once the asset is in the state intended for use by management.

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

(i) Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset, which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

(j) Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

(k) Share-based compensation

The Company offers a share option plan for its directors, officers, employees and consultants. ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the interim financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

(l) Earnings (loss) per share

The calculation of earnings (loss) per share ("EPS") is based on the weighted average number of shares outstanding for each year. The basic EPS is calculated by dividing the earnings or loss attributable to the equity owners of the Company by the weighted average number of common shares outstanding during the period.

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

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

(m) Inventory

Inventories are initially recognized at cost and subsequently stated at the lower of cost and net realizable value. The Company's inventory consists of ore concentrate. Costs are determined using the first-in, first-out ("FIFO") method and includes expenditures incurred in extracting the concentrate, other costs incurred in bringing them to their existing location and condition, and the cost of reclaiming the disturbed land to a natural state.

Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. Inventories are written down to net realizable value when the cost of inventories is not estimated to be recoverable due to declining selling prices, or other issues related to the sale of gold.

(n) Recovery of Concentrate

Recovery of concentrate and other income is recognized when title and the risks and rewards of ownership to delivered concentrate and commodities pass to the buyer and collection is reasonably assured.

5.   Recently Issued Accounting Pronouncements

Restricted Cash

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activities, which are currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018.

Intra-Entity Transfers

In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the interim consolidated financial statements and disclosures.

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the interim consolidated financial statements and disclosures.

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The adoption of this policy has not had an impact on the Company's interim consolidated financial statements.

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

Inventory

In July 2015, ASU No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The adoption of this policy has not had an impact on the Company's interim consolidated financial statements.

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

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

6.   Critical accounting judgments and estimates

(a) Significant judgments

Preparation of the interim consolidated financial statements requires management to make judgments in applying the Company's accounting policies.  Judgments that have the most significant effect on the amounts recognized in these interim consolidated financial statements relate to functional currency; income taxes; provisions and reclamation and closure cost obligations. The Company has also made a judgment that the Mina Martha project remains in the exploration stage of development.  These judgments have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

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

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

(b) Estimation uncertainty

The preparation of the interim consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also makes estimates and assumptions concerning the future. The determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience and current and expected economic conditions. Actual results could differ from those estimates.

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

Share-based Payment Transactions

The Company measures the cost of equity-settled transactions with employees by reference to the fair value of the equity instruments at the date at which they are granted. Estimating fair value for share-based payment transactions is done by application of the Black-Scholes option-pricing model, which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the Black-Scholes option-pricing model, including the expected life of the stock option, forfeiture rate, and volatility based on historical share prices and dividend yield and making assumptions about them.

Legal Proceedings

In the normal course of business, legal proceedings and other claims brought against the Company expose us to potential losses.  Given the nature of these events, in most cases the amounts involved are not reasonably estimable due to uncertainty about the final outcome.  In estimating the final outcome of litigation, management makes assumptions about factors including experience with similar matters, past history, precedents, relevant financial, scientific and other evidence, and facts specific to the matter.  This determines whether management requires a provision or disclosure in the interim consolidated financial statements.

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

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

7.   Mineral properties

(a) Acquisition of Mina Martha project

On May 6, 2016, the Company acquired the assets of the Mina Martha project from Coeur Mining Inc. ("Coeur"). The Mina Martha project consists of land, mineral rights, a mine camp, offices, a warehouse, maintenance shop, mining facilities including a flotation mill and a tailings retention facility. The transaction has been accounted for as acquisition of assets. The consideration of $3,000,000 paid by Hunt Mining Corp., and the transaction costs of $129,360 have been allocated to the assets and liabilities acquired based on their relative fair value on the date of acquisition. As at March 31, 2017, the remaining purchase consideration of $1,500,000 is payable. Subsequent to March 31, 2017, the Company entered into a preliminary agreement to extend the original repayment date of May 6, 2017 by 90 days and made subsequent payments of $100,000.

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

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

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

8.   Asset retirement obligation

On May 6, 2016, the Company purchased the Mina Martha project (Note 7) that has an estimated life of 8 years. The Company is legally required to perform reclamation on the site to restore it to its original condition at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of a liability for an asset retirement obligation in the amount of $678,032. The total amount of undiscounted cash flows required to settle the estimated obligation is $1,226,817 which has been discounted using a credit-adjusted rate of 10% and an inflation rate of 2%.

The Company capitalized that cost as part of the carrying amount of the flotation plant acquired as part of the Mina Martha project, which is depreciated on a straight-line basis over 8 years.

The following table describes all of the changes to the Company's asset retirement obligation liability:

	March 31,	December 31,
	2017	2016
Asset retirement obligation at beginning of period	$721,695	$-
Additions		678,032
Accretion expense	17,462	43,663
Asset retirement obligation at end of period	$739,157	$721,695

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

9.   Property, Plant and Equipment

	Land	Plant	Buildings	Vehicles and Equipment	Total
Cost
Balance at December 31, 2015	$714,103	$-	$-	$1,132,837	$1,846,940
Additions	321,294	2,631,646	117,500	1,219,385	4,289,825
Balance at December 31, 2016	1,035,397	2,631,646	117,500	2,352,222	6,136,765
Additions	-	-	-	-	-
Balance at March 31, 2017	$1,035,397	$2,631,646	$117,500	$2,352,222	$6,136,765

Accumulated amortization
Balance at December 31, 2015	$-	$-	$-	$1,118,442	$1,118,442
Depreciation for the year	-	-	-	83,540	83,540
Balance at December 31, 2016	-	-	-	1,201,982	1,201,982
Depreciation for the period	-	185,126	9,792	101,615	296,533
Foreign exchange movement	-	-	-	1,621	1,621
Balance at March 31, 2017	$-	$185,126	$9,792	$1,305,218	$1,500,136

Net book value
At December 31, 2016	$1,035,397	$2,631,646	$117,500	$1,150,240	$4,934,783
At March 31, 2017	$1,035,397	$2,446,520	$107,708	$1,047,044	$4,636,629

10. Capital Stock

a)	Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued:

Common Shares	Three months ended		Year ended
	March 31, 2017		December 31, 2016
	Number	Amount	Number	Amount
Balance, beginning of period	63,588,798	$24,695,186	62,150,298	$24,560,711
Non-brokered private placements	-	-	1,313,500	229,433
Exercise of stock options	-	-	125,000	14,311
Portion of units attributable to warrants issued	-	-	-	(109,269)
Balance, end of period	63,588,798	$24,695,186	63,588,798	$24,695,186

Warrants	Three months ended		Year ended
	March 31, 2017		December 31, 2016
	Number	Amount	Number	Amount
Balance, beginning of period	48,862,500	$735,152	47,500,000	$625,883
Portion of units attributable to warrants issued	-	-	1,362,500	109,269
Balance, end of period	48,862,500	$735,152	48,862,500	$735,152

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

Common share issuances:

On November 25, 2016, the Company announced the closing of the non-brokered private placement. The Company issued 1,313,500 units at an issue price of CAD 0.25 per unit. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to acquire common shares at an exercise price of CAD 0.40 per common share until November 25, 2018.  The non-brokered private placement raised $229,433, net of cash share issuance costs of $14,604 and the issuance of 49,000 broker warrants on the same terms as the warrants included within the units. The fair value of the warrants attached in the units was determined to be $109,269.

The $109,269 fair value of the 1,313,500 warrants granted as part of the units was calculated using the Black-Scholes option pricing model and using the following assumptions:

November 25, 2016
Risk free interest rate	0.75%
Expected volatility	252.66%
Expected life (years)	2%
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD 0.26

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

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on March 31, 2017
Stock options	$0.15 - $1.00	4,180,000	3.98	$0.21	4,180,000

	March 31, 2017.		December 31, 2016
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of period	4,225,000	$0.24	434,753	$1.59
Granted	-	$0.00	4,000,000	$0.15
Forfeiture of stock options	-	$0.00	(35,000)	$1.00
Expiration of stock options	(45,000)	$3.00	(49,753)	$3.34
Exercise of stock options	-	$0.00	(125,000)	$0.15
Balance, end of period	4,180,000	$0.21	4,225,000	$0.24

On February 27, 2017, 45,000 options with an exercise price of CAD 3.00 expired.

As at March 31, 2017, the Company's outstanding and exercisable stock options have an aggregate intrinsic value of $276,198 (2016 - $374,898).

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

b)	Warrants:

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)
Warrants	0.05 - 0.40	48,862,500	3.40	$0.07

	March 31, 2017		December 31, 2016
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of period	48,862,500	$0.07	47,500,000	$0.06
Warrants	-	-	1,362,500	$0.40
Balance, end of period	48,862,500	$0.07	48,862,500	$0.07

11. Performance bond

The performance bond, originally required to secure the Company's rights to explore the La Josefina property, is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035.  The bond trades in the secondary market in Argentina.  The bond was originally purchased for $247,487.  As at March 31, 2017, the value of the bond had decreased to $376,636 (December 31, 2016 -$381,355).  The change in the face value of the performance bond of ($4,719) for the period ended March 31, 2017 (March 31, 2016 – $39,215) is recorded as other comprehensive income (loss) in the Company's consolidated statement of loss and comprehensive loss.

Since Cerro Cazador S.A. ("CCSA") fulfilled its exploration expenditure requirement mandated by the agreement with Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz"), the performance bond was no longer required to secure the La Josefina project.  Therefore, in June 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project.

12. Loan Payable

The Following is a summary of all notes payable.

	March 31,	December 31,
	2017	2016

Unsecured loan payable to Timothy Hunt, at 8% interest per annum, due on demand	$1,932,673	$1,972,092
Loan payable to Ocean Partners, repayable in monthly installments of $15,000 per dry metric ton of concentrate, at 6% per annum, secured by concentrate, due 2017 (1)	1,499,219	1,499,219

	$3,431,892	$3,471,311
(1)	Subsequent to March 31, 2017, the Company entered into an agreement with Ocean Partners to extend the original repayment terms of March 2017 to June 2017.

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

13. Bank indebtedness

During the three months ended March 31, 2017, the Company drew $50,000 against its secured variable rate line of credit due December 31, 2017.  The Company makes monthly interest only payments.  Interest is charged at the lendor's Index Rate plus 1.0%, with a floor of 4.25%.

14. Related Party Transactions

During the three months ended March 31, 2017, the Company incurred $42,820 (2016 – $38,751) in professional fees expense relating to the services of the President of CCSA.  Included in accounts payable and accrued liabilities as at March 31, 2017 was $199,735 (December 31, 2016 – $180,359) owing to the President of CCSA for professional geological fees.

During the three months ended March 31, 2017, the Company incurred $9,468 (December 31, 2016 – $10,800) in professional fees expense relating to the accounting services of a director of CCSA.  Included in accounts payable and accrued liabilities as at March 31, 2017, the Company had a payable owing to the director of CCSA of $35,803 (December 31, 2016 – $39,403).

During the three months ended March 31, 2017, the Company incurred $99,985 (December 31, 2016 – $10,915) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to Hunt Family Limited Partnership, LLC, ("HFLP") an entity controlled by the Company's President, CEO and Executive Chairman. HFLP also advanced $1,282,662 to the Company for general administrative purposes. At March 31, 2017, The Company had a payable owing to HFLP of $2,989,314 (December 31, 2016 – $1,576,506).  The advances accrue interest at 7% per annum, are unsecured and due on demand.

The Company has an loan balance payable to its President, CEO and Executive Chairman of $1,932,673 (December 31, 2016 – $1,972,092). During the three months ended March 31, 2017 the Company made payments of $39,419 on the loan principle. The Company incurred interest expense of $35,462 of which $66,349 (December 31, 2016 – $53,293) was included in interest payable at period end.

Included in accounts payable and accrued liabilities as at March 31, 2017, are amounts owing to the Company's Chief Financial Officer for consulting fees of  $75,801 (December 31, 2016 – $50,956).

Included in accounts payable and accrued liabilities as at March 31, 2017, are amounts owing to the Company's President for wages of $84,000 (December 31, 2016 – $84,000).

All related party transactions are in the normal course of business, and were measured at the exchange amount which is the amount of consideration established and agreed to by the related party.

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

Remuneration of directors and key management of the Company

The remuneration awarded to directors and to senior key management, including the Executive Chairman and Chief Executive Officer, the Chief Financial Officer, a Director of the Company, the President of CCSA and a Director of CCSA, is as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Salaries and benefits	$27,276	$27,691
Consulting fees	87,132	49,551
Share based compensation	-	-
	$114,408	$77,242

15. Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, performance bond, bank indebtedness, accounts payable and accrued liabilities, purchase price payable, transaction taxes payable, loan payable and interest payable.

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

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

Fair value

As at March 31, 2017, there were no changes in the levels in comparison to December 31, 2016.  The fair values of financial instruments are summarized as follows:

	March 31, 2017		December 31, 2016
	Carrying amount $	Fair value $	Carrying amount $	Fair value $
Financial Assets
FVTPL
Cash (Level 1)	138,921	138,921	108,272	108,272
Available for sale
Performance bond (Level 1)	376,636	376,636	381,355	381,355
Loans and receivables
Accounts receivable	792,611	792,611	126,453	126,453

Financial Liabilities
Other financial liabilities
Bank indebtedness	50,000	50,000	-	-
Accounts payable and accrued liabilities	4,790,859	4,790,859	3,087,611	3,087,611
Purchase price payable	1,500,000	1,500,000	1,500,000	1,500,000
Transaction taxes payable	124,641	124,641	118,667	118,667
Interest payable	66,349	66,349	53,293	53,293
Loan payable	3,431,892	3,431,892	3,471,311	3,471,311

Cash and performance bond are measured based on Level 1 inputs of the fair value hierarchy on a recurring basis.

The carrying value of accounts receivable, bank indebtedness and accounts payable and accrued liabilities, purchase price payable, transaction taxes payable, loan payable and interest payable approximate their fair value because of the short-term nature of these instruments.  The Company assessed that there were no indicators of impairment for these financial instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  Accounts receivable consist of concentrate sales, (collected subsequent to March 31, 2017 – See Note 19) input tax credits receivable and are not considered subject to significant risk.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At March 31, 2017, the Company had total cash balances of $138,921 (December 31, 2016 – $108,272) at financial institutions, where $0 (zero) (December 31, 2016 – $0 (zero)) is in excess of federally insured limits.

16. Segmented Information

All of the Company's operations are in the mineral properties exploration industry with its principal business activity in the acquisition and exploration of mineral properties.  The Company conducts its resource properties exploration activities primarily in Argentina. All of the Company's long-lived assets are located in Argentina.

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

17. Commitments and Provision

a)
On March 18, 2011, a lawsuit was filed against the Company and its subsidiaries by a former director and consultant "the Consultant".  The lawsuit claimed that the Consultant was an employee of the Company, not a consultant, since 2006.  The total value of the claim was US$249,041, including wages, alleged bonus payments, interest and penalties.  The interim consolidated financial statements include a provision of $250,000 at March 31, 2017 (December 31, 2016 – $250,000).  Management intends to defend the Company and its subsidiaries to the fullest extent possible.

As of March 31, 2017, the Company had amounts totaling 1,025,610 pesos ($66,648) ($64,610 as at December 31, 2016) withheld from its Argentine bank account and placed in escrow with the Court pending the outcome of the lawsuit filed on March 18, 2011 against the Company.

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

18. Cost Recovery

Cost recovery includes the value of pre-production concentrate sold in the three months ended March 31, 2017 from the Martha Mine project of $498,529. It also includes $190,269 from deferred advances for tailing sales from the Martha Mine project. These revenues have been reported as an offset to operating expenses. Accounts receivable include $498,529 for this first sale of concentrate.

19. Subsequent Events

Subsequent to March 31, 2017, the Company entered into a preliminary agreement to extend the original repayment date of May 6, 2017 by 90 days and made subsequent payments of $100,000.

Subsequent to March 31, 2017, the Company entered into an agreement with Ocean Partners to extend the original repayment terms of March 2017 to June 2017 and made subsequent payments of ($262,200) in April 2017 and ($497,220) in May 2017 with the remaining loan balance of $740,580.

Subsequent to March 31, 2017, the Company received payments for shipments of concentrate sales of $448,463 and $1,207,850.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the operating results, corporate activities and financial condition of Hunt Mining Corp. (hereinafter referred to as "we", "us", "Hunt Mining", "HMX", or the "Company") and its subsidiaries provides an analysis of the operating and financial results between December 31, 2016 and March 31, 2017 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2016 and the three-month period ended March 31, 2017. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Information Regarding Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Forward-looking statements include but are not limited to those with respect to the prices of metals, the estimation of mineral resources and reserves, the realization of mineral reserve estimates, the timing and amount of estimated future production, costs of production, capital expenditures, costs and timing of the development of new deposits, success of exploration activities, permitting time lines, currency fluctuations, requirements for additional capital, Government regulation of mining operations, environmental risks, unanticipated reclamation expenses, title disputes or claims and limitations on insurance coverage and the timing and possible outcome of pending litigation. In certain cases, forward-looking statements can be identified by the use of words such as "plans", "expects" or "does not expect", "is expected", "estimates", "intends", "anticipates" or "does not anticipate", or "believes" or variations of such words and phrases, or statements that certain actions, events or results "may", "could", "would", or "will" be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hunt Mining Corporation to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the actual results of current exploration activities, conclusions or economic evaluations, changes in project parameters as plans continue to be refined, possible variations in grade and or recovery rates, failure of plant, equipment or processes to operate as anticipated, accidents, labor disputes or other risks of the mining industry, delays in obtaining government approvals or financing or incompletion of development or construction activities, risks relating to the integration of acquisitions, to international operations, and to the prices of metals. While Hunt Mining Corporation has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. Hunt Mining Corporation expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The interim statements have been prepared in accordance with US Generally Accepted Accounting Principles ("US GAAP") as required under U.S. federal securities laws applicable to the Company, and as permitted under applicable Canadian securities laws. The Company is a reporting company under applicable securities laws in Canada and the United States. The reporting currency used in our financial statements is the United States Dollar.

The information contained within this report is current as of May 25, 2017 unless otherwise noted. Additional information relevant to the Company's activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates

The Company uses Canadian Institute of Mining, Metallurgy and Petroleum definitions for the terms "proven reserves", "probable reserves", "measured resources", "indicated resources" and inferred resources. U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, including National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101"), the U.S. Securities and Exchange Commission ("SEC") does not recognize them. Canadian mining disclosure standards differ from the requirements of the SEC under SEC Industry Guide 7, and reserve and resource information referenced in this Form 10-Q may not be comparable to similar information disclosed by companies reporting under U.S. standards. In particular, and without limiting the generality of the foregoing, the term "resource" does not equate to the term "reserve". Under United States standards, mineralization may not be classified as a "reserve" unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SEC's disclosure standards normally do not permit the inclusion of information concerning "measured mineral resources" or "indicated mineral resources" or other descriptions of the amount of mineralization in mineral deposits that do not constitute "reserves" by U.S. standards in documents filed with the SEC. Disclosure of "contained ounces" in a resource estimate is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of "reserves" are also not the same as those of the SEC, and reserves in compliance with NI 43-101 may not qualify as "reserves" under SEC standards.

Hunt Mining Corporation – Corporate Overview

Hunt Mining Corp. (the "Company" or "Hunt"), is a mineral exploration company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration and development of mineral properties in Santa Cruz Province, Argentina.

Effective November 6, 2013, the Company continued from the Province of Alberta to the Province of British Columbia. The Company's registered office is located at 25th Floor, 700 West Georgia Street, Vancouver, B.C.  V7Y 1B3.  The Company's head office is located at 23800 E Appleway Avenue, Liberty Lake, Washington, 99019 USA.

The interim consolidated financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:

Corporation	Incorporation	Percentage ownership	Business Purpose
Cerro Cazador S.A.	Argentina	100%	Holder of Assets and Exploration Company
Ganadera Patagonia SRL	Argentina	40%	Land Holding Company
1494716 Alberta Ltd.	Alberta, Canada	100%	Nominee Shareholder
Hunt Gold USA LLC	Washington, USA	100%	Management Company

The Company's activities include the exploration and development of mineral properties in Argentina. On the basis of information to date, the Company has not yet determined whether the exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.

During the first quarter of 2017 our focus has been on refurbishing and developing the Mina Martha property and mining selected remnants to offset the start-up costs.

Principal Property Review

La Josefina Property

The La Josefina property was our primary exploration property because it occupies 52,800 hectares and approximately 90% of the nearly 65,000 meters drilled by us.   It is located in North-Central Santa Cruz province in southern Argentina, within the region known as Patagonia.

The Company purchased the Mina Martha property in May 2016 and has focused our efforts on restoring the mill and property and mining selected mineralized remnants. The La Josefina property has been put on a care and maintenance mode and minimal activity has taken place and minimal exploration activity is planned in the immediate future.

La Valenciana Property

La Valenciana is the Company's second most advanced exploration project.  The property is located on the central-north area of the Santa Cruz Province, Argentina, and is located 25 kilometers to the west of the Company's main Piedra Labrada base camp.  The project encompasses an area of approximately 29,600 hectares, and is contiguous to the Company's La Josefina property to the east. The La Valenciana project is comprised of 11 Manifestations of Discovery covering segments of Estancia Canodon Grande, Estancia Flecha Negra, Estancia Las Vallas, Estancia La Florentina, Estancia La Valenciana and Estancia La Modesta (inactive ranches). The La Valenciana property has been put on a care and maintenance mode and minimal activity has taken place and minimal exploration activity is planned in the immediate future.

Bajo Pobré Property

The Bajo Pobré property covers 3,190 hectares and is mainly on the Estancia Bajo Pobré. The property is located 90 kilometers south of the town of Las Heras.

No exploration activity has taken place on Bajo Pobré Property and no exploration activity is planned for the immediate future.

El Gateado Property

In March 2006, CCSA acquired the right to conduct exploration on, through a claims staking process, the El Gateado property for a period of at least 1,000 days, commencing after the Argentine Government issues a formal claim notice, and retain 100% ownership of any mineral deposit found within.

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

No exploration activity has taken place on El Gateado Property and no exploration activity is planned for the immediate future

Mina Martha Property

The Company purchased the Mina Martha property in May 2016 and has focused its efforts on restoring the mill and property and in mining selected mineralized remnants.

The Martha property ("Martha") is located in the Province of Santa Cruz, Argentina. The closest community is the town of Gobernador Gregores, situated approximately 50 road kilometers (km) to the west-southwest of Martha. The property is the site of past exploration for, and surface and underground mining and recovery of, silver and gold from epithermal veins and vein breccias, previously operated by Coeur Mining Inc. (formerly, Coeur d'Alene Mine Corp, "Coeur"), and Yamana Inc. ("Yamana").

The property was purchased by Cerro Cazador SA (CCSA), an Argentine subsidiary of Hunt, from an Argentine subsidiary of Coeur. The intent to purchase was announced February 10, 2016 and closed May 11, 2016 as disclosed by Hunt on its website (www.huntmining.com). See note 7 of the 2016 Form 10-K financial statements for details on the purchase of the Mina Martha property.

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

Royal Gold Inc. holds a 2% Net Smelter Return (NSR) royalty on all production from the Martha property; the obligation for which transferred from Coeur to Hunt (www.royalgold.com). In addition, the provincial government holds a 3% pit-head royalty from future production.

The mine and mill facilities at Martha remained dormant after all production operations at Martha ceased in 2012. Coeur maintained watch over the property and conducted some cleanup and environmental monitoring during the dormancy. The cleanup and environmental work was continued by Hunt to ready the property for new exploration and development in support of a potential recommencement of production.

During the first quarter of 2017, Hunt evaluated and began the initial production from remnant blocks of silver and gold mineralization in the Martha vein and to the east in the R4 and Del Medio System veins. Hunt's plan is to verify historic mineralization on these and other proximal structures with its own program of exploration and evaluation to determine the viability of new mining from surface and underground platforms. Other vein-hosted silver and gold mineralization targets occur on the Martha property and are slated for subsequent exploration confirmation and evaluation.  The Company has not identified resources or reserves at Mina Martha as defined by the SEC Industry Guide No.7.

On February 9, 2017, Hunt Mining Corp. announced drill results from exploration activities at the Martha Project located in the Santa Cruz Province, Argentina.  Hunt has an ongoing exploration program designed to expand upon potential material to be processed at the Martha Mill, which was commissioned during January 2017. Hunt continued drilling along the trend of the Martha vein immediately to the west of existing Martha Mine workings utilizing a surface blasthole drill. By the end of the first quarter 2017 total of 16 drill holes had been drilled to a maximum depth of 25 meters downhole length. Samples were collected in 1 meter intervals and were analyzed at the Martha Project on-site laboratory. Of the 16 holes drilled, 7 intercepted mineralization of more than 1,000 g/t Ag with one interval grading 15,471 g/t Ag and 28.6 g/t Au over 4 meters.

A full table of drill results from the 2017 Blasthole Drill Program is available on the Corporation's website: www.huntmining.com.

Activity during the first quarter included commissioning the mill by processing a mix of mineralized material along with tailings to trouble-shoot any problems with the controls and floatation cells.  Controls that corroded over the dormant period had to be replaced.  The first concentrate from the mill was processed during February and a shipment of concentrate was sent to the port in late February consisting of 17.4 dry metric tonnes (DMT) of concentrate averaging 55,676 g/Ag (31,183 ounces of Ag) and 27.9 ounces of Au. based on mine assays.  During March a second shipment was sent to the port containing 34.2 DMT containing 77,582 Ag ounces and 86.2 Au ounces based on mine assays.  At the end of March there were approximately 20,000 ounces of Ag in inventory to be shipped to the port.

The silver produced in the first quarter of 2017 came primarily from the Mina Martha Crown pillar extraction area.  Minable material remains is this area although of a lower grade, (less than 600g). The surface of the crown pillar was sampled by trenching and drilling along strike.  During this process the exploration team, encountered a displaced section of the Martha vein, which is within 5 meters adjacent to the existing structure. Further drilling results delineated the structure's length which is about 60 meters.  It is nearly parallel to the Martha Structure. Precious metal content, subdivided by each bench, is summarized in figure 1 below. Plans are being made to extract that material using open pit slot cut methods. Estimated mineral content is approximated to be 313,000 ounces of Ag. (see table below).

New Mineralized material – Martha West

Bench	Tonnes	Au g/t	Ag g/t	Au Oz	Ag Oz
317.5	43	0.49	377	1	525
315.0	91	1.99	1,337	6	3,909
312.5	708	3.28	2,527	75	57,702
310.0	864	4.38	3,014	122	84,042
307.5	932	4.70	2,781	141	83,605
305.0	958	4.67	2,696	144	83,329

Total	3,596	4.22	2,699	489	313,112

Figure 1

Shop and warehouse
Newly delineated
Martha veins
Existing Stopes
2448400 E
2448430 E
2448440 E
2448450 E
2448460 E
4606450 N
4606440 N
4606430 N
4606420 N
4606410 N

Forecast for the second quarter of 2017 is to continue extraction from the Martha West structure until completed to the 305 elevation, approximated 200,000 Ag ounces remain to be extracted. Shipment 3 is scheduled for late May, containing approximately 120,093 ounces of Ag and 120 ounces of Au.  Forecast production for the second quarter is 289,354 ounces of Ag and 275 ounces of Au. The winter months, June through August can be extremely difficult to maintain full operation, and we will stock supplies and fuel for that period.

Operating results – Revenues and Expenses

The Company's results have changed in all areas due to the purchase of the Mina Martha property in 2016.  Start-up costs during January and February to refurbish the buildings, equipment and commission the mill for operations were offset by the booking proceeds from the sale of tailing material to Triton during the first quarter of 2017 and booking the first shipment of concentrate from the mill.

Quarterly Results Summary

Company's quarterly results are shown below in the table below:

Hunt Mining – Financial Performance	2017	2016				2015
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Net Income (Loss)	(661,138)	(834,789)	(535,884)	(1,459,094)	(397,833)	(566,564)	(364,754)	(203,795)
Basic Net Income (Loss) per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.00)

Results of Operations for the three months ended March 31, 2017

			Period change
	March 31, 2017	December 31, 2016	Favorable (Unfavorable)
Working capital	(8,548,315)	(8,168,833)	(379,482)
Total assets	6,933,401	6,071,128	862,273
Total non-current liabilities	989,157	971,695	17,462
Total shareholders' equity	(4,019,497)	(3,321,718)	(697,779)

The working capital unfavorable variance is primarily due to an increase in accounts payable due to the purchase of supplies and costs related to the start-up of the Mina Martha property.

Total assets increased during the first quarter primarily due to an increase in accounts receivable for the sale of concentrate for Lot #1 of approximately $498,000.  The payment for Lot #1 was received in April 2017.

The change is total shareholder equity is due to the operating loss during the first quarter of 2017.

Variance Analysis for Net Loss

	3 month period ended March 31,		Period change
	2017	2016	Favorable (Unfavorable)
Pre-production mining expenses	$479,702	$-	$(479,702)
Professional fees	118,468	27,342	(91,126)
Directors fees	753	-	(753)
Exploration expenses	90,068	105,548	15,480
Travel expenses	59,061	51,068	(7,993)
Administrative and office expenses	125,131	71,308	(53,823)
Payroll expenses	72,616	119,786	47,170
Interest expense	57,645	9,616	(48,029)
Banking charges	49,758	595	(49,163)
Depreciation	296,533	1,899	(294,634)
Cost recovery	(688,798)	-	688,798
Total operating expenses:	660,937	387,162	(273,775)

OTHER INCOME/(EXPENSE):
Interest income	4,789	3,778	1,011
Miscellaneous expense	(309)	-	(309)
Transaction taxes	-	(15,092)	15,092
Gain (loss) on foreign exchange	12,781	(35,880)	48,661
Contingent liability accrual	-	(54,621)	54,621
Accretion expense	(17,462)	-	(17,462)
Total other expense:	(201)	(101,815)	101,614

LOSS - before income tax	(661,138)	(488,977)	(172,161)

Taxes
Income taxes

NET LOSS FOR THE PERIOD	(661,138)	(488,977)	(172,161)

Pre-production mining expenses represent the start-up costs of mining and milling at the Mina Martha property during the months of January and February 2017.  The start-up and other costs at the Mina Martha property were off-set with Cost Recovery by recording the first lot of pre-production concentrate sold for $498,529 and the deferred advances of $190,269 for recognized for tailings material sold during the first quarter of 2017.

Professional fees increased due to consulting fees for the start-up of Mina Martha.  The production costs in March were booked as inventory costs.

Exploration expenses are less due to exploration geologists time spent at Mina Martha with the step-out drilling program and reduced activity on La Josefina and La Valenciana.

Travel expenses variance is due to slight increase in travel.

Administrative expenses increased due to staffing at Mina Martha.

Payroll expense variance is due to classification of payroll costs to operations.

Interest expense increase is due to the interest expense from the Ocean Partner Facility Loan and the Tim Hunt loan that did not exist in the first quarter of 2016.

Banking fees increased during the first quarter of 2017 due to transaction fees in Argentina and wire transfer fees.

The depreciation increase is due to depreciation on the Mina Martha assets that began in May 2016.

Transaction taxes incurred in 2016 were related to the purchase of the Mina Martha property.

The contingent liability was an adjustment in 2016.  No adjustments were made in the first quarter of 2017.

Accretion expense began after the purchase of the Mina Martha property which occurred in May 2016.  Therefore, there was no accretion expense during the first quarter of 2016.

Cash flow discussion for the three-month period ended March 31, 2017 compared to March 31, 2016

The cash outflow for operating activities prior to items not affecting cash and non-cash items was $661,138, an increase of $172,161 (March 31, 2016 – $488,977), due to activity levels as described in the variance analysis of operating expenses.  The net operating cash flow, after non-cash expenses and working capital adjustment was inflow of $35,271, and increase of $62,956 (March 31, 2016 – ($27,685)).

There were no investing activities during the first quarter of 2016 or 2017.

Cash inflows from financing activities during 2017 reflect the funds from the banking line of credit of $50,000 less repayment of loan $39,419 and in 2016 a draw on the bank line of credit for $13,558.

Financial Position

Cash

The Company's cash position increased during the three-month period by $30,649 to $138,921 (December 31, 2016 $108,272) from loans from the Hunt Family Limited Partnership for $1,262,662 offset by the first quarter exploration, development and start-up operating expenses of Mina Martha.

Prepaid expenses and receivables

Prepaid expense change is due to amortization of insurance costs.  The accounts receivable increased from $126,453 to $792,611 due to the receivable due for Lot #1 delivered to Ocean Partners during late March 2017 of $498,529 and the increase in value added tax in Argentina of $136,951.

Property and equipment

Property and equipment consist of machinery and equipment primarily in Argentina. The decrease of $298,154 to $4,636,629 (December 2016 – $4,934,783) is due to amortization of Mina Martha assets in the quarter.

Mineral interests

Mineral interests remained the same at $438,062.

Accounts payable, accrued liabilities and accounts payable with related parties

Bank indebtedness balance was paid off at year end 2016 and the Company made a draw of $50,000 during the first quarter of 2017.

Accounts payable has increased by $1,703,248 to $4,790,859 (December 2016 – $3,087,611) due to the increased business activities related to the start-up of the Mina Martha property

The deferred advances at year end 2016 of $190,269 was related to the unrecognized portion of the $250,000 advance from Triton for the tailing material at Mina Martha.  This deferred amount was recognized during the first quarter of 2017.

The reduction in loan payable of $39,419 to $3,431,892 (December 31, 2016 $3,471,311) represents principal payments on loans during the first quarter of 2017.

Capital Stock

There were no changes to capital stock during the first quarter 2017.

Liquidity and Capital Resources

At March 31, 2017, the Company had a negative working capital of $8,548,315 including cash of $138,921 as compared to a negative working capital of $8,168,833 including cash of $108,272 at December 31, 2016.

During the first quarter of 2017, the Mina Martha mill began processing remnant material from the Martha mine for the company's first concentrate production. The company plans to continue mining material from the Mina Martha mine and announced in January 2017 the results from the exploration drilling program where of the 16 holes drilled, 7 intercepted mineralization of more than 1,000 g/t Ag with one interval grading 15,471 g/t Ag and 28.6 g/t Au over 4 meters. Highlights of this drill program are available on the Corporation's website www.Huntmining.com.

Since the first quarter the Company has released the results for two additional shipments of concentrate from Mina Martha to the port.  The first shipment to the port contained approximately 31,000 ounces of silver, the second shipment contained approximately 84,000 ounces of silver and the third shipment contained approximately 118,000 ounces of silver based on mine assays.

The Ocean Partners Advance Payment Facility terms stipulate a 90% provisional advance payment to the Company for the sale of the concentrate less smelter deductions and freight.  Repayment of the $1.5M facility loan is set at $15,000/dry metric tonne (DMT) and is deducted from the provisional settlement, which is based on the 5-

day average London Metals Exchange prices prior to the bill of lading date.  Through May 25, 2017, the Company has repaid $759,420 of the Ocean Partners Advance Payment Facility and expects the remaining balance will be paid with the third shipment.  Gross revenue from the first three shipments is estimated at $3.7 million.

The Company plans to continue to mine existing remnant material from underground and the Mina Martha crown pillars plus the displaced section of the Martha vein, which is within 5 meters adjacent to the existing vein, as described above in the Mina Martha property review.  The Company's current plan of processing of material at Mina Martha plus exploration discoveries will provide sufficient cash flow to cover operating costs, repay in full the Facility Loan and cover the current liabilities. Going forward the Company plans to continue the step-out drilling program to delineate continuance of grade of existing mineralized veins and evaluate processing material from the La Josefina and La Valenciana gold properties in Santa Cruz province, Argentina.  The Company has not determined any resources or reserves for Mina Martha, La Josefina or La Valenciana as defined in the SEC Industry Guide 7.

Off-balance sheet arrangements

At March 31, 2017, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the three months ended March 31, 2017, the Company incurred $42,820 (2016 – $38,751) in professional fees expense relating to the services of the President of CCSA.  Included in accounts payable and accrued liabilities as at March 31, 2017 was $199,735 (December 31, 2016 – $180,359) owing to the President of CCSA for professional geological fees.

          During the three months ended March 31, 2017, the Company incurred $9,468 (December 31, 2016 – $10,800) in professional fees expense relating to the accounting services of a director of CCSA.  Included in accounts payable and accrued liabilities as at March 31, 2017, the Company had a payable owing to the director of CCSA of $35,803 (December 31, 2016 – $39,403).

During the three months ended March 31, 2017, the Company incurred $99,985 (December 31, 2016 – $10,915) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to Hunt Family Limited Partnership, LLC, ("HFLP") an entity controlled by the Company's President, CEO and Executive Chairman. HFLP also advanced $1,282,662 to the Company for general administrative purposes. At March 31, 2017, The Company had a payable owing to HFLP of $2,989,314 (December 31, 2016 – $1,576,506).  The advances accrue interest at 7% per annum, are unsecured and due on demand.

The Company has a loan balance payable to its President, CEO and Executive Chairman of $1,932,673 (December 31, 2016 – $1,972,092). During the three months ended March 31, 2017 the Company made payments of $39,419 on the loan principle. The Company incurred interest expense of $35,462 of which $66,349 (December 31, 2016 – $53,293) was included in interest payable at period end.

Included in accounts payable and accrued liabilities as at March 31, 2017, are amounts owing to the Company's Chief Financial Officer for consulting fees of $75,801 (December 31, 2016 – $50,956).

Included in accounts payable and accrued liabilities as at March 31, 2017, are amounts owing to the Company's President for wages of $84,000 (December 31, 2016 – $84,000).

All related party transactions are in the normal course of business, and were measured at the exchange amount which is the amount of consideration established and agreed to by the related party.

Proposed Transactions

There are no proposed transactions outstanding other than as disclosed.

Critical Accounting Estimates

(a) Significant judgments

Preparation of the interim consolidated financial statements requires management to make judgments in applying the Company's accounting policies.  Judgments that have the most significant effect on the amounts recognized in these interim consolidated financial statements relate to functional currency; income taxes; provisions and reclamation and closure cost obligations. The Company has also made a judgment that the Mina Martha project remains in the exploration stage of development.  These judgments have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

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

(b) Estimation uncertainty

The preparation of the interim consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also makes estimates and assumptions concerning the future. The determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience and current and expected economic conditions. Actual results could differ from those estimates.

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

Share-based Payment Transactions

The Company measures the cost of equity-settled transactions with employees by reference to the fair value of the equity instruments at the date at which they are granted. Estimating fair value for share-based payment transactions is done by application of the Black-Scholes option-pricing model, which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the Black-Scholes option-pricing model, including the expected life of the stock option, forfeiture rate, and volatility based on historical share prices and dividend yield and making assumptions about them.

Legal Proceedings

In the normal course of business, legal proceedings and other claims brought against the Company expose us to potential losses.  Given the nature of these events, in most cases the amounts involved are not reasonably estimable due to uncertainty about the final outcome.  In estimating the final outcome of litigation, management makes assumptions about factors including experience with similar matters, past history, precedents, relevant financial, scientific and other evidence, and facts specific to the matter.  This determines whether management requires a provision or disclosure in the interim consolidated financial statements.

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

Recent Accounting Pronouncements

Restricted Cash

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activities, which are currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018.

Intra-Entity Transfers

In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the interim consolidated financial statements and disclosures.

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the interim consolidated financial statements and disclosures.

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The adoption of this policy has not had an impact on the Company's interim consolidated financial statements.

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

Inventory

In July 2015, ASU No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The adoption of this policy has not had an impact on the Company's interim consolidated financial statements.

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

Financial instruments and other risks

The Company's financial instruments consist of cash, receivables, performance bond, bank indebtedness, accounts payable and accrued liabilities, purchase price payable, transaction taxes payable, loan payable and interest payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in three commercial banks, one in Toronto, Ontario, Canada, one in Buenos Aries, Argentina and one in Coeur d'Alene, Idaho, USA.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company's management is responsible for establishing and maintaining adequate disclosure controls and procedures. The Company's management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company has maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

Changes in Internal Control

There was a change in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.  Beginning on March 1, 2017, Mr. Ken Atwood, CPA, CA, BMGT, was hired as controller for Hunt mining.  He is bilingual in English and Spanish and will report to the Chief Financial Officer of the Corporation. Mr. Atwood will be heavily involved with Hunt's staff in Argentina. Mr. Atwood was formerly employed as an Assurance Manager with BDO Canada in Cranbrook, BC. He holds a CPA, CA designation, and received his Bachelor of Management from the University of Lethbridge. Mr. Atwood experience will assure achievement of an organization's objectives in operational effectiveness and efficiency, reliable financial reporting, and compliance with laws, regulations and policies at Hunt Mining.

PART II – OTHER INFORMATION

ITEM 6.          EXHIBITS

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 7th day of June 2017.

HUNT MINING CORPORATION (the "Registrant")

BY:	TIMOTHY HUNT
Timothy Hunt
Principal Executive Officer and President

BY:	JAMES N. MEEK
James N. Meek
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation