Form 10-K/A
period 2015-12-31
HUNT MINING CORP
filed 2017-06-23
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the year ended Decmeber 31, 2015 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

9.   Property Plant and Equipment

COST	December 31, 2015	December 31, 2014	December 31, 2013
Land
Additions	$-0-	$-0-	$3,110
Cost	$714,103	$714,103	710,993

Vehicles and equipment
Additions	$-0-	$3,020	$1,674
Cost	$1,132,837	$1,129,817	$1,128,143

Total
Additions	$-0-	$3,020	$4,784
Cost	$1,846,940	$1,843,920	$1,839,136

Accumulated amortization	December 31, 2015	December 31, 2014	December 31, 2013
Land
Depreciation	$-0-	$-0-	$-0-
Cost	$-0-	$-0-	$-0-

Vehicles and equipment
Depreciation	$-0-	$87,784	$232,586
Cost	$1,118,442	$1,030,658	$798,072

Total
Additions	$-0-	$87,784	$232,586
Cost	$1,118,442	$1,030,658	$798,072

NET BOOK VALUE	December 31, 2015	December 31, 2014

Land	$714,103	$714,103
Vehicles and equipment	$14,395	$99,159
Total	$728,498	$813,262

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

On October 13, 2015, the Company issued 25,000,000 units at CAD $0.02 per unit pursuant to a non-brokered private placement for gross proceeds of $390,881 of which $192,338 was allocated to the fair value of the warrants.  All of the proceeds were received from related parties.  Each unit consisted of one common share and one common share purchase warrant exercisable at CAD $0.05 per common share until October 13, 2020.

The $192,338 fair value of the warrants granted was calculated using the Black-Scholes option pricing model and using the following assumptions:

October 13, 2015
Risk free interest rate	1.01%
Expected volatility	211.64%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD $0.02

On July 20, 2015, the Company issued 22,500,000 units at CAD $0.05 per unit pursuant to a non-brokered private placement for gross proceeds of $879,481, of which $433,545 was allocated to the fair value of the warrants.  All of the proceeds were received from related parties. Each unit consisted of one common share and one common share purchase warrant exercisable at CAD $0.075 per warrant before July 20, 2020.

The $433,545 fair value of the warrants granted was calculated using the Black-Scholes option pricing model and using the following assumptions:

July 20, 2015
Risk free interest rate	0.42%
Expected volatility	205.09%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD $0.05

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

On November 4, 2014, the Company issued 2,500,000 units at CAD $0.20 per unit pursuant to a non-brokered private placement for gross proceeds of $452,956 of which $138,577 was allocated to the fair value of the warrants. Each unit consisted of one common share and one common share purchase warrant exercisable at CAD $0.50 per warrant before November 4, 2015. On November 4, 2015, all 2,500,000 warrants expired.

The $138,577 fair value of the warrants granted was calculated using the Black-Scholes option pricing model and using the following assumptions:

November 4, 2014
Risk free interest rate	1.01%
Expected volatility	187.55%
Expected life (years)	1
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD $0.20

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

The $52,516 fair value of the options granted in 2014 was calculated using the Black-Scholes option pricing model and using the following assumptions:

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2015 and 2014

April 4, 2014
Risk free interest rate	1.52%
Expected volatility	186.86%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	36.79%
Stock price	CAD $0.34

The aggregate intrinsic value for options vested and total options as at Deceber 31, 2015 is $0 (zero) (December 31, 2014 - $0 (zero))

c)	Warrants:

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted Average exercise price (CAD)
Warrants	0.05 - 0.075	47,500,000	4.68	$0.06

	December 31, 2015		December 31, 2014
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of year	2,500,000	$0.50	-	-
Warrants (Note 10(b))	-	-	2,500,000	$0.50
Expiration of warrants	(2,500,000)	$0.50	-	-
Warrants (Note 10(b))	22,500,000	$0.08	-	-
Warrants (Note 10(b))	25,000,000	$0.05	-	-
Balance, end of year	47,500,000	$0.06	2,500,000	$0.50

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp. and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp. and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of June 2017.

HUNT MINING CORPORATION

BY:	TIMOTHY HUNT
Timothy Hunt
Principal Executive Officer and President

BY:	JAMES N. MEEK
James N. Meek
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

TIMOTHY HUNT	Director	June 22, 2017
Timothy Hunt

DARRICK HUNT	Director	June 22, 2017
Darrick Hunt

ALAN CHAN	Director	June 22, 2017
Alan Chan

ALASTAIR SUMMERS	Director	June 22, 2017
Alastair Summers

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp. and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp. and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X