Form 10-K/A
period 2016-12-31
HUNT MINING CORP
filed 2017-06-23
CIK 1551206

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the year ended Decmeber 31, 2016 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

9.   Property, Plant and Equipment

Cost	December 31, 2014	December 31, 2015	December 31, 2016
Land
Additions		$-0-	$321,294
Cost	$714,103	$714,103	$1,035,397
Plant
Additions		$-0-	$2,631,646
Cost	$-0-	$-0-	$2,631,646
Buildings
Additions		$-0-	$117,500
Cost	$-0-	$-0-	$117,500
Vehicles and equipment
Additions		$3,020	$1,219,385
Cost	$1,129,817	$1,132,837	$2,352,222
Total
Additions		$3,020	$4,289,825
Cost	$1,843,920	$1,846,940	$6,136,765

Accumulated amortization	December 31, 2014	December 31, 2015	December 31, 2016
Land
Depreciation		$-0-	$-0-
Cost	$-0-	$-0-	$-0-
Plant
Depreciation		$-0-	$-0-
Cost	$-0-	$-0-	$-0-
Buildings
Depreciation		$-0-	$-0-
Cost	$-0-	$-0-	$-0-
Vehicles and equipment
Depreciation		$87,784	$83,540
Cost	$1,030,658	$1,118,442	$1,201,982
Total
Additions		$87,784	$83,540
Cost	$1,030,658	$1,118,442	$1,201,982

Net book value	December 31, 2015	December 31, 2016
Land	$714,103	$1,035,397
Plant	$-0-	$2,631,646
Buildings	$-0-	$117,500
Vehicles and equipment	$14,395	$1,150,240
Total	$728,498	$4,934,783

10. Capital Stock

On June 24, 2015, the Company's common shares were consolidated on the basis of one (1) post-consolidation common share for every ten (10) pre-consolidation common shares.  All common shares, share option, share purchase warrants and per share figures in these consolidated financial statements have been adjusted to reflect the 10.1 share consolidation.

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

On November 25, 2016 the Company announced the closing of the non-brokered private placement. The Company issued 1,313,500 units at an issue price of CAD $0.25 per unit. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to acquire common shares at an exercise price of CAD $0.40 per common share until November 25, 2018.  The non-brokered private placement raised $229,433, net of cash share issuance costs of $14,604 and the issuance of 49,000 broker warrants on the same terms as the warrants included within the units. The fair value of the warrants attached in the units was determined to be $109,269.

The $109,269 fair value of the 1,313,500 warrants granted as part of the units was calculated using the Black-Scholes option pricing model and using the following assumptions:

November 25, 2016
Risk free interest rate	0.75%
Expected volatility	252.66%
Expected life (years)	2
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD $0.26

On October 13, 2015, the Company issued 25,000,000 units at CAD $0.02 per unit pursuant to a non-brokered private placement for gross proceeds of $390,881 of which $192,338 was allocated to the fair value of the warrants.  All of the proceeds were received from related parties.  Each unit consisted of one common share and one common share purchase warrant exercisable at CAD $0.05 per warrant before October 13, 2020.

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

	Range of Exercise Prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on December 31, 2016
Stock options	$0.15 - $3.00	4,225,000	4.70	$0.24	4,225,000

	December 31, 2016		December 31, 2015
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of year	434,753	$1.59	494,753	$2.10
Granted	4,000,000	$0.15	-	$0.00
Forfeiture of stock options	(35,000)	$1.00	-	$0.00
Expiration of stock options	(49,753)	$3.34	(60,000)	$6.50
Exercise of stock options	(125,000)	$0.15	-	$0.00
Balance, end of year	4,225,000	$0.24	434,753	$1.59

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Years ended December 31, 2016 and 2015

On May 20, 2016, the Company granted 4,000,000 options with an exercise price of CAD $0.15 to directors, officers, employees and consultants.

The $256,484 fair value of the options granted was calculated using the Black-Scholes option pricing model and using the following assumptions:

May 19, 2015
Risk free interest rate	0.75%
Expected volatility	232.04%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	24%
Stock price	CAD $0.11

The aggregate intrinsic value for options vested and total options as at December 31, 2016 is $374,898 (December 31, 2015 - $0 (zero)).

d)	Warrants:

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)
Warrants	0.05 - 0.40	48,862,500	4.00	$0.07

	December 31, 2016		December 31, 2015
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of year	47,500,000	$0.06	2,500,000	$0.50
Expiration of Warrants	-	-	(2,500,000)	$0.50
Warrants (Note 10(b))	-	-	22,500,000	$0.075
Warrants (Note 10(b))	-	-	25,000,000	$0.050
Warrants (Note 10(b))	1,362,500	$0.40	-	-
Balance, end of year	48,862,500	$0.07	47,500,000	$0.06

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