Form 10-Q/A
period 2017-03-31
HUNT MINING CORP
filed 2017-07-14
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------

FORM 10-Q/A-1

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2017 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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

Hunt Mining Corp.
Notes to the Interim Consolidated Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month periods ended March 31, 2017 and 2016

9.   Property, Plant and Equipment

COST	December 31, 2015	December 31, 2016	March 31, 2017
Land
Additions		$321,294	$-0-
Cost	$714,103	$1,035,397	$1,035,397
Plant
Additions		$2,631,646	$-0-
Cost	$-0-	$2,631,646	$2,631,646
Buildings
Additions		$117,500	$-0-
Cost	$-0-	$117,500	$117,500
Vehicles and equipment
Additions		$1,219,385	$-0-
Cost	$1,132,837	$2,352,222	$2,352,222
Total
Additions		$4,289,825	$-0-
Cost	$1,846,940	$6,136,765	$6,136,765

ACCUMULATED AMORTIZATION	December 31, 2015	December 31, 2016	March 31, 2017
Land
Depreciation		$-0-	$-0-
Foreign exchange movement		$-0-	$-0-
Cost	$-0-	$-0-	$-0-
Plant
Depreciation		$-0-	$185,126
Foreign exchange movement		$-0-	$-0-
Cost	$-0-	$-0-	$185,126
Buildings
Depreciation		$-0-	$9,792
Foreign exchange movement		$-0-	$-0-
Cost	$-0-	$-0-	$9,792
Vehicles and equipment
Depreciation		$83,540	$101,615
Foreign exchange movement		$-0-	$1,621
Cost	$1,118,442	$1,201,982	$1,305,218
Total
Depreciation		$83,540	$296,533
Foreign exchange movement		$-0-	$1,621
Cost	$1,118,442	$1,201,982	$1,500,136

NET BOOK VALUE	December 31, 2016	March 31, 2017
Land	$1,035,397	$1,035,397
Plant	$2,631,646	$2,446,520
Buildings	$117,500	$107,708
Vehicles and equipment	$1,150,240	$1,047,044
Total	$4,934,783	$4,636,629

10. Capital Stock

a)	Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued:

Common Shares	Three months ended		Year ended
	March 31, 2017		December 31, 2016
	Number	Amount	Number	Amount
Balance, beginning of period	63,588,798	$24,695,186	62,150,298	$24,560,711
Non-brokered private placements	-	-	1,313,500	229,433
Exercise of stock options	-	-	125,000	14,311
Portion of units attributable to warrants issued	-	-	-	(109,269)
Balance, end of period	63,588,798	$24,695,186	63,588,798	$24,695,186

Warrants	Three months ended		Year ended
	March 31, 2017		December 31, 2016
	Number	Amount	Number	Amount
Balance, beginning of period	48,862,500	$735,152	47,500,000	$625,883
Portion of units attributable to warrants issued	-	-	1,362,500	109,269
Balance, end of period	48,862,500	$735,152	48,862,500	$735,152

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

The $109,269 fair value of the 1,313,500 warrants granted as part of the units was calculated using the Black-Scholes option pricing model and using the following assumptions:

November 25, 2016
Risk free interest rate	0.75%
Expected volatility	252.66%
Expected life (years)	2%
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD $0.26

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

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on March 31, 2017
Stock options	$0.15 - $1.00	4,180,000	3.98	$0.21	4,180,000

	March 31, 2017		December 31, 2016
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of period	4,225,000	$0.24	434,753	$1.59
Granted	-	$0.00	4,000,000	$0.15
Forfeiture of stock options	-	$0.00	(35,000)	$1.00
Expiration of stock options	(45,000)	$3.00	(49,753)	$3.34
Exercise of stock options	-	$0.00	(125,000)	$0.15
Balance, end of period	4,180,000	$0.21	4,225,000	$0.24

On February 27, 2017, 45,000 options with an exercise price of CAD $3.00 expired.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of July 2017.

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