Form 10-Q
period 2017-06-30
HUNT MINING CORP
filed 2017-08-14
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission File Number:   333-182072
--------------------------

Hunt Mining Corp.
(Exact name of Registrant as specified in its charter)

British Columbia, Canada	1041
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)

23800 East Appleway Ave.
Liberty Lake, WA   99019
(509) 290-5659
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of August 11, 2017, the registrant's outstanding common stock consisted of 63,588,798 shares.

PART I

ITEM 1.                     FINANCIAL STATEMENTS

Hunt Mining Corp.
Interim Consolidated Financial Statements

Hunt Mining Corp.
Expressed in U.S. Dollars (Unaudited)

Interim Consolidated Balance Sheets

	NOTE	June 30, 2017	December 31, 2016 Restated
CURRENT ASSETS:
Cash	16	$667,125	$108,272
Accounts receivable	16,19	901,686	126,453
Prepaid expenses		8,423	17,593
Inventory	7	581,324	-
Total Current Assets		2,158,558	252,318

NON-CURRENT ASSETS:
Mineral Properties	8	438,062	438,062
Property, plant and equipment	10	4,382,212	4,934,783
Performance bond	12,16	410,716	381,355
Other deposit	18a	63,891	64,610
Total Non-Current Assets:		5,294,881	5,818,810
TOTAL ASSETS:		$7,453,439	$6,071,128

CURRENT LIABILITIES:
Bank indebtedness	14,16	$50,000	$-
Accounts payable and accrued liabilities	15,16	5,564,071	3,087,611
Purchase price payable	8	-	1,500,000
Deferred advances		-	190,269
Interest payable	15,16	72,243	53,293
Transaction taxes payable	16	129,155	118,667
Loan payable	13,15,16	3,373,960	3,471,311
Total Current Liabilities:		9,189,429	8,421,151

NON-CURRENT LIABILITIES:
Asset retirement obligation	9	756,619	721,695
Contingent liability	18a	250,000	250,000
Total Non-Current Liabilities:		1,006,619	971,695
TOTAL LIABILITIES:		$10,196,048	$9,392,846

STOCKHOLDERS' DEFICIENCY:
Capital stock: Authorized- Unlimited No Par Value Issued and outstanding - 63,588,798 common shares (December 31, 2016 - 63,588,798 common shares)	11	$24,695,186	$24,695,186
Additional paid in capital		9,661,992	9,661,992
Deficit		(37,038,513)	(37,649,570)
Accumulated other comprehensive loss		(61,274)	(29,326)
Total Stockholders' Deficiency:		(2,742,609)	(3,321,718)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY:		$7,453,439	$6,071,128

Going Concern (Note 3)
Commitments and Provision (Note 18)
Subsequent Events (Note 20)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars (Unaudited)

Interim Consolidated Statements of Operations and Comprehensive Loss

		3 months ended June 30,		6 months ended June 30,
	NOTE	2017	2016	2017	2016
OPERATING EXPENSES:
Professional fees	15	$162,836	$262,832	$281,304	$290,173
Directors fees		751	-	1,504	-
Exploration expenses		282,682	598,832	372,750	704,380
Travel expenses		90,603	88,063	149,664	139,131
Administrative and office expenses	15	74,316	166,713	199,755	238,022
Payroll expenses	15	105,106	168,141	177,722	287,927
Share based compensation	15	-	256,484	-	256,484
Interest expense	15	131,264	39,316	188,909	48,932
Banking charges		19,730	10,757	69,488	11,352
Depreciation	10	300,805	27,214	597,338	29,113
Total operating expenses:		$1,168,093	$1,618,352	$2,038,434	$2,005,514

OTHER INCOME/(EXPENSE):
Silver recovery	19	$2,650,650	$-	$2,859,746	$-
Interest income		3,047	3,669	7,836	7,447
Miscellaneous expense		5,217	-	5,217	-
Transaction taxes		(17,830)	(20,011)	(17,830)	(35,103)
Gain (loss) on foreign exchange		(175,586)	(75,008)	(162,805)	(110,888)
Contingent liability accrual	18a	(7,749)	58,189	(7,749)	3,568
Accretion expense	9	(17,462)	-	(34,924)	-
Total other income (expense):		$2,440,287	$(33,161)	$2,649,491	$(134,976)

NET INCOME (LOSS) FOR THE PERIOD		$1,272,194	$(1,651,513)	$611,057	$(2,140,490)

Other comprehensive income, net of tax:
Change in value of performance bond	12	34,080	31,012	29,361	70,227
Foreign currency translation adjustment		(29,387)	161,407	(61,309)	213,336

TOTAL NET INCOME (LOSS) AND COMPREHENSIVE LOSS FOR THE PERIOD:		$1,276,887	$(1,459,094)	$579,109	$(1,856,927)

Weighted average shares outstanding - basic		63,588,798	62,150,298	63,588,798	63,027,776
Weighted average shares outstanding - diluted		114,963,798	62,150,298	114,963,798	63,027,776

NET INCOME (LOSS) PER SHARE - BASIC:		$0.02	$(0.02)	$0.01	$(0.03)
NET INCOME (LOSS) PER SHARE - DILUTED:		$0.01	$(0.02)	$0.01	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars (Unaudited)

Interim Consolidated Statement of Changes in Stockholders' Deficiency

	Share Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Total

Balance -January 1, 2016	$24,560,711	$(34,540,496)	$89,200	$9,296,239	$(594,346)
Net Loss	-	(3,109,074)	-	-	(3,109,074)
Other comprehensive loss	-	-	(118,526)	-	(118,526)
Capital stock issued, net	243,744	-	-	-	243,744
Portion of units attributable to warrants issued	(109,269)	-	-	109,269	-
Share based compensation	-	-	-	256,484	256,484
Balance - December 31, 2016	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)

Balance - January 1, 2017	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)
Net Income	-	611,057	-	-	611,057
Other comprehensive loss	-	-	(31,948)	-	(31,948)
Balance - June 30, 2017	$24,695,186	$(37,038,513)	$(61,274)	$9,661,992	$(2,742,609)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars (Unaudited)

Interim Consolidated Statements of Cash Flows

		6 months ended June 30,
	NOTE	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$611,057	$(2,140,490)
Items not affecting cash
Depreciation	10	597,338	29,113
Gain on foreign exchange		719	-
Share based compensation	11	-	256,484
Accretion	8	34,924	-
Net change in non-cash working capital items
Increase (decrease) in accounts receivable		(775,233)	6,648
Decrease (increase) in prepaid expenses		9,468	(2,445)
Increase in inventory		(581,324)	-
Increase in accounts payable and accrued liabilities		2,201,129	1,293,178
Increase in interest payable		18,950	-
Increase in transaction taxes payable		10,488	23,574
		2,127,516	(533,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	10	(1,544,767)	(1,069,288)
Purchases of mineral property		-	(438,062)
		(1,544,767)	(1,507,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank indebtedness	14,16	50,000	19,558
Proceeds from loan	15	2,500,000	2,000,000
Repayment of loan	13,15	(2,597,351)	-
		(47,351)	2,019,558

NET INCREASE (DECREASE) IN CASH:		535,398	(21,730)

EFFECT OF FOREIGN EXCHANGE ON CASH		23,455	214,386

CASH, BEGINNING OF PERIOD:		108,272	32,683

CASH, END OF PERIOD:		$667,125	$225,339

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid		-	-
Interest paid		(62,602)	(11,806)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

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

The consolidated interim financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:

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

The Company's activities include the exploration of mineral properties in Argentina and the Mina Martha project (Note 8). On the basis of information to date, the Company has not yet determined whether the Exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.  The Mina Martha project was purchased in the second quarter of 2016 and refurbishing activities began in late 2016. The Company finished all refurbishments to the Mina Martha project in the first quarter of 2017 and began operations and selling concentrate in the second quarter of 2017.

2.                Basis of presentation

These consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP").

These consolidated interim financial statements have been prepared on a historical cost basis except for certain financial instruments measured at fair value.  In addition, these consolidated interim financial statements have been prepared using the accrual basis of accounting, except for cash flow information.

The Company's presentation currency is the US Dollar.

The preparation of the consolidated interim financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. Actual results may differ from these estimates.

Judgments made by management in the application of US GAAP that have a significant effect on the consolidated interim financial statements and estimates with significant risk of material adjustment in the current and following years are discussed in Note 6.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

3.                Going Concern

The accompanying consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended June 30, 2017, the Company had net income of $611,057. As at June 30, 2017, the Company had an accumulated deficit of $37,038,513. The Company intends to continue funding operations through operation of the Martha Mine and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.                Significant Accounting Policies

The significant accounting policies used in the preparation of these consolidated interim financial statements are described below.

(a) Basis of measurement

The consolidated interim financial statements have been prepared under the historical cost convention, except for the revaluation of certain financial assets and financial liabilities to fair value.

(b) Consolidation

The Company's consolidated interim financial statements consolidate the accounts of the Company and its subsidiaries. All intercompany transactions, balances and unrealized gains or losses from intercompany transactions are eliminated on consolidation.

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

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

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

See Note 16 to the Consolidated Interim financial statements for fair value disclosures.

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

(g) Mineral properties and exploration and evaluation expenditures

All exploration expenditures are expensed as incurred. Expenditures to acquire mineral rights, to develop new mines, to define further mineralization in mineral properties which are in the development or operating stage, and to expand the capacity of operating mines, are capitalized and amortized on a straight-line basis over the estimated life of the mine.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

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

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

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

(m) Silver Recovery

Recovery of concentrate and other income is recognized when title and the risks and rewards of ownership to delivered concentrate and commodities pass to the buyer and collection is reasonably assured.

(n) Inventories

Mineral concentrate and ore stockpiles are physically measured or estimated and valued at the lower of cost or net realizable value. Net realizable value is the estimated future sales price of the product the entity expects to realize when the product is processed and sold, less estimated costs to complete production and bring the product to sale. Where the time value of money is material, these future prices and costs to complete are discounted.

If the ore stockpile is not expected to be processed in 12 months after the reporting date, it is included in noncurrent assets and the net realizable value is calculated on a discounted cash flow basis.

Cost of silver concentrate and ore stockpiles is determined by using the first in first out method and comprises direct costs and a portion of fixed and variable overhead costs, including depreciation and amortization, incurred in converting materials into concentrate, based on the normal production capacity.

Materials and supplies are valued at the lower of cost or net realizable value. Any provision for obsolescence is determined by reference to specific items of stock. A regular review is undertaken to determine the extent of any provision for obsolescence.

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

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

Intra-Entity Transfers

In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Interim financial statements and disclosures.

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Interim financial statements and disclosures.

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The adoption of this ASU had no material impact on the Company's interim consolidated financial statements.

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

Inventory

In July 2015, ASU No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The adoption of this ASU had no material impact on the Company's interim consolidated financial statements.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

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

6.    Critical accounting judgments and estimates

(a) Significant judgments

Preparation of the consolidated interim financial statements requires management to make judgments in applying the Company's accounting policies.  Judgments that have the most significant effect on the amounts recognized in these consolidated interim financial statements relate to functional currency; income taxes; provisions and reclamation and closure cost obligations. These judgments have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

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

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

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

(b) Estimation uncertainty

The preparation of the consolidated interim financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also makes estimates and assumptions concerning the future. The determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience and current and expected economic conditions. Actual results could differ from those estimates.

The more significant areas requiring the use of management estimates and assumptions relate to title to mineral property interests; share-based payments, asset retirement obligations and inventories. These estimates have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

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

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

Legal Proceedings

In the normal course of business, legal proceedings and other claims brought against the Company expose us to potential losses.  Given the nature of these events, in most cases the amounts involved are not reasonably estimable due to uncertainty about the final outcome.  In estimating the final outcome of litigation, management makes assumptions about factors including experience with similar matters, past history, precedents, relevant financial, scientific and other evidence, and facts specific to the matter.  This determines whether management requires a provision or disclosure in the consolidated interim financial statements.

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

Inventories

Net realizable value tests are performed at each reporting date and represent the estimated future sales price of the product the Company expects to realize when the product is processed and sold, less estimated costs to complete production and bring the product to sale. Where the time value of money is material, these future prices and costs to complete are discounted.

Stockpiles are measured by estimating the number of tones added and removed from the stockpile, the number of contained ore ounces is based on assay data, and the estimated recovery percentage is based on the expected processing method.

Stockpile tonnages are verified by periodic surveys.

7.                 Inventories

	June 30, 2017	December 31, 2016

Silver concentrate	$162,847	$-
Ore stockpiles	373,443	-
Materials and supplies	45,034	-
	$581,324	$-

8.                Mineral properties

(a) Acquisition of Mina Martha project

On May 6, 2016, the Company acquired the assets of the Mina Martha project from Coeur Mining Inc. ("Coeur"). The Mina Martha project consists of land, mineral rights, a mine camp, offices, a warehouse, maintenance shop, mining facilities including a flotation mill and a tailings retention facility. The transaction has been accounted for as acquisition of assets. The consideration of $3,000,000 paid by Hunt Mining Corp., and the transaction costs of $129,360 have been allocated to the assets and liabilities acquired based on their relative fair value on the date of acquisition. During the six-month period ended June 30, 2017, the Company paid the remaining purchase price of $1,500,000 outstanding as at December 31, 2016.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

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

9.                 Asset retirement obligation

On May 6, 2016, the Company purchased the Mina Martha project (Note 8) that has an estimated life of 8 years. The Company is legally required to perform reclamation on the site to restore it to its original condition at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of a liability for an asset retirement obligation in the amount of $678,032. The total amount of undiscounted cash flows required to settle the estimated obligation is $1,226,817 which has been discounted using a credit-adjusted rate of 10% and an inflation rate of 2%.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

The Company capitalized that cost as part of the carrying amount of the flotation plant acquired as part of the Mina Martha project, which is depreciated on a straight-line basis over 8 years.

The following table describes all of the changes to the Company's asset retirement obligation liability:

	June 30, 2017	December 31, 2016
Asset retirement obligation at beginning of period	$721,695	$-
Additions	-	678,032
Accretion expense	34,924	43,663
Asset retirement obligation at end of period	$756,619	$721,695

10.            Property, Plant and Equipment

	Land	Plant	Buildings	Vehicles and Equipment	Total
Cost
Balance at December 31, 2015	$714,103	$-	$-	$1,132,837	$1,846,940
Additions	321,294	2,631,646	117,500	1,219,385	4,289,825
Balance at December 31, 2016	1,035,397	2,631,646	117,500	2,352,222	6,136,765
Additions	-	-	-	44,767	44,767
Balance at June 30, 2017	$1,035,397	$2,631,646	$117,500	$2,396,989	$6,181,532

	Land	Plant	Buildings	Vehicles and Equipment	Total
Accumulated amortization
Balance at December 31, 2015	$-	$-	$-	$1,118,442	$1,118,442
Depreciation for the year	-	-	-	83,540	83,540
Balance at December 31, 2016	-	-	-	1,201,982	1,201,982
Depreciation for the period	-	370,252	19,583	207,503	597,338
Balance at June 30, 2017	$-	$370,252	$19,583	$1,409,485	$1,799,320

	Land	Plant	Buildings	Vehicles and Equipment	Total
Net book value
At December 31, 2016	$1,035,397	$2,631,646	$117,500	$1,150,240	$4,934,783
At June 30, 2017	$1,035,397	$2,261,394	$97,917	$987,504	$4,382,212

11.        Capital Stock

Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

Issued:

Common Shares	Six months ended		Year ended
	June 30, 2017		December 31, 2016
	Number	Amount	Number	Amount
Balance, beginning of period	63,588,798	$24,695,186	62,150,298	$24,560,711
Non-brokered private placements	-	-	1,313,500	229,433
Exercise of stock options	-	-	125,000	14,311
Portion of units attributable to warrants issued	-	-	-	(109,269)
Balance, end of period	63,588,798	$24,695,186	63,588,798	$24,695,186

Warrants	Six months ended		Year ended
	June 30, 2017		December 31, 2016
	Number	Amount	Number	Amount
Balance, beginning of period	48,862,500	$735,152	47,500,000	$625,883
Portion of units attributable to warrants issued	-	-	1,362,500	109,269
Balance, end of period	48,862,500	$735,152	48,862,500	$735,152

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

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on June 30, 2017
Stock options	$0.15 - $1.00	4,180,000	3.73	$0.21	4,180,000

	June 30, 2017		December 31, 2016
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of period	4,225,000	$0.24	434,753	$1.59
Granted	-	$0.00	4,000,000	$0.15
Forfeiture of stock options	-	$0.00	(35,000)	$1.00
Expiration of stock options	(45,000)	$3.00	(49,753)	$3.34
Exercise of stock options	-	$0.00	(125,000)	$0.15
Balance, end of period	4,180,000	$0.21	4,225,000	$0.24

On February 27, 2017, 45,000 options with an exercise price of CAD $3.00 expired.

As at June 30, 2017, the Company's outstanding and exercisable stock options have an aggregate intrinsic value of $164,172 (December 31, 2016 - $374,898)

Warrants:

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)
Warrants	$0.05 - $0.40	48,862,500	3.13	$0.07

	June 30, 2017		December 31, 2016
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of period	48,862,500	$0.07	47,500,000	$0.06
Warrants	-	-	1,362,500	$0.40
Balance, end of period	48,862,500	$0.07	48,862,500	$0.07

12.            Performance bond

The performance bond, originally required to secure the Company's rights to explore the La Josefina property, is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035.  The bond trades in the secondary market in Argentina.  The bond was originally purchased for $247,487.  As of the six months ended June 30, 2017, the value of the bond increased to $410,716 (December 31, 2016-$381,355).  The change in the face value of the performance bond of $29,361 for the period ended June 30, 2017 (June 30, 2016- $70,227) is recorded as other comprehensive income (loss) in the Company's consolidated statement of loss and comprehensive loss.

Since Cerro Cazador S.A. ("CCSA") fulfilled its exploration expenditure requirement mandated by the agreement with Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz"), the performance bond was no longer required to secure the La Josefina project.  Therefore, in June 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

13.            Loan Payable

The Following is a summary of all notes payable.

	June 30, 2017	December 31, 2016
Unsecured loan payable to Timothy Hunt, at 8% interest per annum, due on demand	$1,873,960	$1,972,092

Loan payable to Ocean Partners, repayable in monthly installments of $15,000 per dry metric ton of concentrate, at 6% per annum, secured by concentrate, due 2017 (1)	1,500,000	-

Loan payable to Ocean Partners, repayable in monthly installments of $15,000 per dry metric ton of concentrate, at 6% per annum, secured by concentrate, due 2017	-	1,499,219
	$3,373,960	$3,471,311

(1) Subsequent to June 30, 2017, the Company made principal repayment of $511,605 on the loan from the sale of concentrate (Note 20).

14.            Bank indebtedness

During the three months ended March 31, 2017, the Company drew the maximum of $50,000 against its secured variable rate line of credit due December 31, 2017. The Company makes monthly interest only payments. Interest is charged at the lender's Index Rate plus 1.0%, with a floor of 4.25%.

15.            Related Party Transactions

During the six months ended June 30, 2017, the Company incurred $102,229 (2016- $38,751) in professional fees expense relating to the services of the President of CCSA.  Included in accounts payable and accrued liabilities as at June 30, 2017 was $212,255 (December 31, 2016- $180,359) owing to the President of CCSA for professional geological fees.

During the six months ended June 30, 2017, the Company incurred $31,692 (December 31, 2016- $10,800) in professional fees expense relating to the accounting services of a director of CCSA. Included in accounts payable and accrued liabilities as at June 30, 2017, the Company had a payable owing to the director of CCSA of $40,603 (December 31, 2016-$39,403).

During the six months ended June 30, 2017, the Company incurred $192,493 (December 31, 2016- $10,915) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to Hunt Family Limited Partnership, LLC, ("HFLP") an entity controlled by the Company's President, CEO and Executive Chairman. HFLP also advanced $1,586,991 to the Company for general administrative purposes. At June 30, 2017, the Company had a payable owing to HFLP of $3,413,710 (December 31, 2016- $1,576,506).  The advances accrue interest at 7% per annum, are unsecured and due on demand.

The Company has a loan balance payable to its President, CEO and Executive Chairman of $1,873,960 (December 31, 2016- $1,972,092). During the six months ended June 30, 2017 the Company made payments of $98,132 on the loan principle. During the six months ended June 30, 2017, the President, CEO and Executive Chairman loaned an additional $1,000,000 to the Company which was repaid in full prior to June 30, 2017. The Company incurred interest expense of $65,593 and has $25,916 included in interest payable at June 30, 2017 (December 31, 2016- $53,293).

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

Included in accounts payable and accrued liabilities as at June 30, 2017, are amounts owing to the Company's Chief Financial Officer for consulting fees of $94,957 (December 31, 2016- $50,956).

Included in accounts payable and accrued liabilities as at June 30, 2017, are amounts owing to the Company's President for wages of $84,000 (December 31, 2016– $84,000).

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

Remuneration of directors and key management of the Company

The remuneration awarded to directors and to senior key management, including the Executive Chairman and Chief Executive Officer, the Chief Financial Officer, a Director of the Company, the President of CCSA and a Director of CCSA, is as follows:

	Three months ended
	June 30, 2017	June 30, 2016
Salaries and benefits	$58,526	$66,853
Professional fees	109,471	49,551
	$167,997	$116,404

16.            Financial Instruments

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

Fair value

As at June 30, 2017, there were no changes in the levels in comparison to December 31, 2016.  The fair values of financial instruments are summarized as follows:

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

	June 30, 2017		June 30, 2016
	Carrying amount $	Fair value $	Carrying amount $	Fair value $
Financial Assets

FVTPL
Cash (Level 1)	667,125	667,125	225,339	225,339

Available for sale
Performance bond (Level 1)	410,716	410,716	450,143	450,143

Loans and receivables
Accounts receivable	901,686	901,686	79,334	79,334

Financial Liabilities

Other financial liabilities
Bank indebtedness	50,000	50,000	48,920	48,920
Accounts payable and accrued liabilities	5,564,071	5,564,071	2,833,559	2,833,559
Purchase price payable	-	-	1,500,000	1,500,000
Transaction taxes payable	129,155	129,155	105,207	105,207
Interest payable	72,243	72,243	-	-
Loan payable	3,373,960	3,373,960	2,000,000	2,000,000

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

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At June 30, 2017, the Company had total cash balances of $667,125 (December 31, 2016- $108,272) at financial institutions, where $0 (zero) (December 31, 2016- $0 (zero)) is in excess of federally insured limits.

17.            Segmented Information

All of the Company's operations are in the mineral properties exploration industry with its principal business activity in mineral exploration.  The Company conducts its activities primarily in Argentina. All of the Company's long-lived assets are located in Argentina.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six month period ended June 30, 2017 and 2016

18.            Commitments and Provision

a)
On March 18, 2011, a lawsuit was filed against the Company and its subsidiaries by a former director and consultant "the Consultant".  The lawsuit claimed that the Consultant was an employee of the Company, not a consultant, since 2006.  The total value of the claim was US$249,041, including wages, alleged bonus payments, interest and penalties.  The consolidated interim financial statements include a provision of $250,000 at June 30, 2017 (December 31, 2016- $250,000).  Management intends to defend the Company and its subsidiaries to the fullest extent possible.

As of June 30, 2017, the Company has been notified that amounts totaling 1,026,704 pesos ($63,891) ($64,610 as at December 31, 2016) was withheld from its Argentine bank account and placed in escrow with the Court pending the outcome of the lawsuit filed on March 18, 2011 against the Company.

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

19.            Silver Recovery

Silver recovery includes the sales from concentrate sold during the three months ended June 30, 2017 and the six months ended June 30, 2017 from the Martha Mine project. Sales were $3,756,700 and $4,255,230 respectively. It also includes $190,269 from deferred advances for tailing sales from the Martha Mine project. Silver recovery revenues have been reported net of direct operating expenses of $1,106,050 and $1,585,753 for the three and six months ended June 30, 2017. Accounts receivable include $427,230 for the sales of concentrate.

20.            Subsequent Events

Subsequent to June 30, 2017, the Company had sales of concentrate in the amount of $1,025,869 and made principle repayment on the Ocean Partner loan of $511,605.

Subsequent to June 30, 2017, the President, CEO and Executive Chairman loaned an additional $500,000 to the Company. The loan is unsecured with interest at 8% per annum and is due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the operating results, corporate activities and financial condition of Hunt Mining Corp. (hereinafter referred to as "we", "us", "Hunt Mining", "HMX", or the "Company") and its subsidiaries provides an analysis of the operating and financial results between December 31, 2016 and June 30, 2017 and a comparison of the material changes in our results of operations and financial condition between the six-month period ended June 30, 2016 and the six-month period ended June 30, 2017. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors and Uncertainties" in our Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere in this Quarterly Report on Form 10-Q.

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

The information contained within this report is current as of August 11, 2017 unless otherwise noted.
Additional information relevant to the Company's activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates

The Company uses Canadian Institute of Mining, Metallurgy and Petroleum definitions for the terms "proven reserves", "probable reserves", "measured resources", "indicated resources" and inferred resources. U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, including National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101"), the U.S. Securities and Exchange Commission ("SEC") does not recognize them. Canadian mining disclosure standards differ from the requirements of the SEC under SEC Industry Guide 7, and reserve and resource information referenced in this Form 10-Q may not be comparable to similar information disclosed by companies reporting under U.S. standards. In particular, and without limiting the generality of the foregoing, the term "resource" does not equate to the term "reserve". Under United States standards, mineralization may not be classified as a "reserve" unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SEC's disclosure standards normally do not permit the inclusion of information concerning "measured mineral resources" or "indicated mineral resources" or other descriptions of the amount of mineralization in mineral deposits that do not constitute "reserves" by U.S. standards in documents filed with the SEC. Disclosure of "contained ounces" in a resource estimate is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as tonnage and grade without reference to unit measures. The requirements of NI 43- 101 for identification of "reserves" are also not the same as those of the SEC, and reserves in compliance with NI 43-101 may not qualify as "reserves" under SEC standards.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may constitute "forward-looking statements about the Company and its business. Forward looking statements are statements that are not historical facts and include, but are not limited to, reserve and resource estimates, estimated value of the project, projected investment returns, anticipated mining and processing methods for the project, the estimated economics of the project, anticipated Hunt Mining recoveries, production rates, grades, estimated capital costs, operating cash costs and total production costs, planned additional processing work and environmental permitting. The forward-looking statements in this report are subject to various risks, uncertainties and other factors that could cause the Company's actual results or achievements to differ materially from those expressed in or implied by forward looking statements. These risks, uncertainties and other factors include, without limitation risks related to uncertainty of Hunt Mining property valuation assumptions; uncertainties related to raising sufficient financing to fund the project in a timely manner and on acceptable terms; changes in planned work resulting from logistical, technical or other factors; the possibility that results of work will not fulfill expectations and realize the perceived potential of the Company's properties; uncertainties involved in the estimation of Hunt Mining reserves and resources; the possibility that required permits may not be obtained on a timely manner or at all; the possibility that capital and operating costs may be higher than currently estimated and may preclude commercial development or render operations uneconomic; the possibility that the estimated recovery rates may not be achieved; risk of accidents, equipment breakdowns and labor disputes or other unanticipated difficulties or interruptions; the possibility of cost overruns or unanticipated expenses in the work program; risks related to projected project economics, recovery rates, and estimated NPV and anticipated IRR and other factors identified in the Company's SEC filings and its filings with Canadian securities regulatory authorities. Forward-looking statements are based on the beliefs, opinions and expectations of the Company's management at the time they are made, and other than as required by applicable securities laws, the Company does not assume any obligation to update its forward-looking statements if those beliefs, opinions or expectations, or other circumstances, should change.

Hunt Mining Corporation – Corporate Overview

Hunt Mining Corp. (the "Company" or "Hunt"), is a mineral mining and exploration company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration and development of mineral properties in Santa Cruz Province, Argentina.

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

The Company's activities include the exploration, development and mining of mineral properties in Argentina. On the basis of information to date, the Company has not yet determined whether the exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.

During the second quarter of 2017 our focus has been on continued development of the Mina Martha property and mining selected remnants for shipments of concentrate.

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

La Valenciana Property

La Valenciana is the Company's second most advanced exploration project. The property is located on the central- north area of the Santa Cruz Province, Argentina, and is located 25 kilometers to the west of the Company's main Piedra Labrada base camp.  The project encompasses an area of approximately 29,600 hectares, and is contiguous to the Company's La Josefina property to the east. The La Valenciana project is comprised of 11 Manifestations of Discovery covering segments of Estancia Canodon Grande, Estancia Flecha Negra, Estancia Las Vallas, Estancia La Florentina, Estancia La Valenciana and Estancia La Modesta (inactive ranches). The La Valenciana property has been put on a care and maintenance mode and minimal activity has taken place and minimal exploration activity is planned in the immediate future.

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

No exploration activity has taken place on El Gateado Property and no exploration activity is planned for the immediate future.

Mina Martha Property

The Company purchased the Mina Martha property in May 2016 and has focused its efforts on restoring the mill and property and in mining selected mineralized remnants.

The Martha property ("Martha") is located in the Province of Santa Cruz, Argentina. The closest community is the town of Gobernador Gregores, situated approximately 50 road kilometers (km) to the west- southwest of Martha. The property is the site of past exploration for, and surface and underground mining and recovery of, silver and gold from epithermal veins and vein breccias, previously operated by Coeur Mining Inc. (formerly, Coeur d'Alene Mine Corp, "Coeur"), and Yamana Inc. ("Yamana").

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

During the first two quarters of 2017, Hunt evaluated and began the initial mining of material from remnant blocks of silver and gold mineralization in the Martha vein and to the east in the R4 and Del Medio System veins. Hunt's plan is to verify historic mineralization on these and other proximal structures with its own program of exploration and evaluation to determine the viability of new mining from surface and underground platforms. Other vein-hosted silver and gold mineralization targets occur on the Martha property and are slated for subsequent exploration confirmation and evaluation. The Company has not identified resources or reserves at Mina Martha as defined by the SEC Industry Guide No.7.

Activity during the second quarter of 2017 included ramping into the Martha West pit to the 305.0m design bench and mining the Martha West vein to that elevation. As the vein continues downwards the material below the 305.0m elevation will be extracted by underground methods. This requires the construction of a 40m long access drift from the current Martha decline which will be built during the third quarter.

Additionally, continued mining from the previously blasted Martha crown pillar material into the open stope occurred during the second quarter. Access to the next open pit targeting the crown pillar on the R4 side of the property was initiated by starting to remove up to 10m of naturally emplaced overburden above bedrock. This material is unconsolidated and can simply be excavated and trucked without blasting. The mineralized material on this side of the mine is shown in the table below:

Pit design of the R4 pit shown from beneath the surface. The red portion is the pit portion in overburden. Blue is the pit portion of bedrock.

Operating results – Revenues and Expenses

The Company's results have changed in all areas due to the purchase of the Mina Martha property in 2016.

Start-up costs during January, February and a portion of March 2017 to refurbish the buildings, equipment and commission the mill for operations were offset by the booking proceeds from the sale of tailing material to Triton during the first quarter of 2017 and booking the first shipment of concentrate from the mill as Cost Recovery which was included as part of the Silver Recovery during the six months ended of 2017.  Management determined the mine, mill and other direct costs related to concentrate sales were to be an offset to the Silver Recovery revenues.

Quarterly Results Summary

Company's quarterly results are shown below in the table below:

*Includes reporting correction for Q1 2017

Results of Operations for the six months ended June 30, 2017

The working capital favorable variance is primarily due to the sales of minerals from Mina Martha and an increase in accounts payable due to the purchase of supplies and costs related to the start-up of the Mina Martha property and funding provided by the Hunt Family Limited Partnership.

Total assets increased during the first half of 2017 primarily due to the increase in cash from the proceeds from the sale of minerals, increase in accounts receivable from the 10% withholding from the provisional settlements from Ocean Partners on metal sales until final settlement recognized approximately four months after the provisional settlement, offset by depreciation of the Mina Martha assets.

The change in total shareholder equity is due to the operating gain during the first half of 2017.

Variance Analysis for Net Income

There were pre-production mining expenses at the beginning of mining and milling at the Mina Martha property during the months of January, February and a portion of March 2017.  The start-up and other costs at the Mina Martha property were off-set with Cost Recovery by recording the first lot of pre-production concentrate sold for $498,529 and the deferred advances of $203,170 (adjusted for foreign exchange) recognized for tailings material sold during the first quarter of 2017.  During the second quarter of 2017 the revenues from concentrate sales and the direct costs of mining, milling and other costs to generate the concentrates were netted as Silver Recovery and the first quarter Costs Recovery were reclassified as Silver Recovery.

Professional fees decreased in the second quarter 2017 by $99,996 from 2016 due to consulting fees for the evaluation for the purchase of Mina Martha incurred in 2016.  The professional fees directly related to Mina Martha are included as Silver Recovery during 2017.

Exploration expenses are less in 2017 due to exploration geologist's time spent at Mina Martha performing the step-out drilling program at the mine and analyzing Mina Martha mine-site exploration targets and the reduced exploration activity on La Josefina and La Valenciana.  The mine related drilling is included in Silver Recovery.

Travel expenses variance is minimal.

Administrative expenses increased in both the three months ended and six months ended 2017 compared to 2016 due to increased staffing at Mina Martha. The direct costs at Mina Martha related to producing concentrate are being offset against concentrate sales in Silver Recovery during 2017.  This accounts for the decrease in Administrative expenses in 2017.

Payroll expense variance for the three months and six months of 2017 is due to classification of direct payroll costs of Mina Martha in 2017 to Silver Recovery.

Share based compensation was awarded in 2016 and none has been awarded in 2017.

Interest expense increase in both the three months ended and six months ended 2017 is due to the interest expense from the Ocean Partner Facility Loan initiated in November 2016 and the new loan from Ocean Partners in June 2017 and the Tim Hunt loan that began in May 2016.

Banking fees increased during 2017 due to increased transaction fees in Argentina and wire transfer fees based on the amount of funds transferred for operations of Mina Martha.

The depreciation increase is due to depreciation on the Mina Martha assets that began in 2017. Transaction taxes incurred in 2016 were related to the purchase of the Mina Martha property.

The contingent liability was adjusted in 2016 due to a change in estimate.  The only adjustments in 2017 were due to changes in foreign currency rates.

Accretion expense began after the purchase of the Mina Martha property which occurred in May 2016 and the commencement of mining in 2017.

Cash flow discussion for the six-month period ended June 30, 2017 compared to June 30, 2016

The cash inflow for operating activities prior to items not affecting cash and non-cash items was $611,057 an increase of $2,751,547 (June 30, 2016 – $(2,140,490)), due primarily to Silver Recovery of $2,859,746 and activity levels as described in the variance analysis of operating expenses.  The net operating cash flow, after non-cash expenses and working capital adjustment was inflow of $2,127,516, an increase of $2,661,454 (June 30, 2016 ($533,938)).  The primary change in non-cash items was an increase of $2,201,129 in accounts payable and accounts receivable due to the 10% hold back on provisional metal settlements and an increase in accounts payable due to increased activity in 2017 at Mina Martha.

The investing activities during 2017 consisted of $44,767 for the purchase of equipment and the final payment for the purchase of Mina Martha of $1,500,000 an increase of $37,417 over 2016 amount of $1,507,350 recorded for first payment for the purchase of Mina Martha.

Cash inflows from financing activities during 2017 reflect the funds received from the banking line of credit of $50,000 less the repayment of a loan for $2,597,351 and proceeds from loans of $2,500,000. During 2016 a draw on the bank line of credit for $19,558 plus proceeds from the Tim Hunt loan of $2,000,000 accounted for the financing activity.  See financial statement footnotes 13, 14 and 15 for disclosures on proceeds and payments of loans.

Financial Position

Cash

The Company's cash position increased during the six-month period in 2017 by $558,853 to $667,125 (December 31, 2016 $108,272).  The sources of cash during 2017 resulted from loans from the Hunt Family Limited Partnership for $1,586,991, financing activity loans of $2,500,000, banking line of credit for $50,000 and concentrate sales of $4,255,230 less the 10% holdback of $425,530.  The uses of cash during 2017 resulted primarily from payments including the final payment for the purchase of Mina Martha for $1,500,000, repayment of loans of $2,500,000, direct mining costs at Mina Martha of $2,167,000 and payment of exploration, administration, professional fees and other costs of approximately $1,253,000.

Prepaid expenses and receivables

Prepaid expense change during 2017 is due to amortization of insurance costs.  The accounts receivable balance increased from $126,453 in 2016 to $901,686 in 2017, primarily due to the receivable due for Lots #1-#4 delivered to Ocean Partners during 2017.  Ocean Partners provides a 90% advance on concentrate sales and the 10% withheld is booked as a receivable until receipt of the final settlement from the smelter. Also the company increased its VAT tax receivable by $279,483 over December 31, 2016.

Property and equipment

Property and equipment consist of machinery and equipment primarily in Argentina. The decrease of $552,571 to $4,382,212 at June 30, 2017 (December 2016 – $4,934,783) is primarily due to amortization of the Mina Martha assets during 2017.

Mineral interests

Mineral interests remained the same in 2017 as 2016 (December 2016 – $438,062).

Accounts payable, accrued liabilities and accounts payable with related parties

Bank indebtedness balance during 2016 was paid off at year end 2016 and the Company made a draw of $50,000 during the first quarter of 2017.

Accounts payable has increased by $2,476,460 to $5,564,071 (December 2016 – $3,087,611) due to the increased business activities related to the start-up of the Mina Martha property of approximately $1,000,000 and the Hunt Family Limited Partnership advances of $1,586,991.

Purchase price payable of $1,500,000 at December 2016, relating to the Mina Martha purchase, was paid during the second quarter of 2017 resulting in a zero balance.

The deferred advances at year end 2016 of $190,269 was related to the unrecognized portion of the $250,000 advance from Triton for processing tailing material from Mina Martha. This deferred amount was recognized during the first quarter of 2017.

The reduction in loan payable of $97,351 to $3,373,960 (December 31, 2016 $3,471,311) represents principal payments on loans of $2,557,912, new loans of 2,500,000 during 2017 and proceeds from bank line of credit of $50,000.

Capital Stock

There were no changes to capital stock during the second quarter and for the year 2017.

Liquidity and Capital Resources

At June 30, 2017, the Company had a negative working capital of $7,030,871 including cash of $667,125 as compared to a negative working capital of $8,168,833 including cash of $108,272 at December 31, 2016.  The improvement in working capital is directly related to the concentrate sales from Mina Martha.

During the first and second quarters of 2017, the Mina Martha mill began processing remnant material from the Martha mine for the company's first concentrate production. The company plans to continue mining material from the Mina Martha mine and announced in January 2017 the results from the exploration drilling program where of the 16 holes drilled, 7 intercepted mineralization of more than 1,000 g/t Ag with one interval grading 15,471 g/t Ag and 28.6 g/t Au over 4 meters. Highlights of this drill program are available on the Corporation's website www.Huntmining.com.

During the second quarter, the Company released the results for shipments of concentrate from Mina Martha to the port. For the first six months of the year, 257,334 ounces of silver and 286 ounces of gold have been shipped. The revenues from the sale of concentrates was $4,255,230.

The Ocean Partners Advance Payment Facility terms stipulate a 90% provisional advance payment to the Company for the sale of the concentrate less smelter deductions and freight. Repayment of the $1.5M facility loan is set at $15,000/dry metric tonne (DMT) and is deducted from the provisional settlement, which is based on the 5- day average London Metals Exchange prices prior to the bill of lading date. The Company repaid the entire $1,500,000 of the first advance and on June 20, 2017 received $1,500,000 from Ocean Partners as a second Advance Payment Facility.

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

Off-balance sheet arrangements

At June 30, 2017, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

    During the six months ended June 30, 2017, the Company incurred $102,229 (2016- $38,751) in professional fees expense relating to the services of the President of CCSA.  Included in accounts payable and accrued liabilities as at June 30, 2017 was $212,255 (December 31, 2016- $180,359) owing to the President of CCSA for professional geological fees.

During the six months ended June 30, 2017, the Company incurred $31,692 (December 31, 2016- $10,800) in professional fees expense relating to the accounting services of a director of CCSA. Included in accounts payable and accrued liabilities as at June 30, 2017, the Company had a payable owing to the director of CCSA of $40,603 (December 31, 2016-$39,403).

During the six months ended June 30, 2017, the Company incurred $192,493 (December 31, 2016- $10,915) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to Hunt Family Limited Partnership, LLC, ("HFLP") an entity controlled by the Company's President, CEO and Executive Chairman. HFLP also advanced $1,586,991 to the Company for general administrative purposes. At June 30, 2017, the Company had a payable owing to HFLP of $3,413,710 (December 31, 2016- $1,576,506).  The advances accrue interest at 7% per annum, are unsecured and due on demand.

The Company has a loan balance payable to its President, CEO and Executive Chairman of $1,873,960 (December 31, 2016- $1,972,092). During the six months ended June 30, 2017 the Company made payments of $98,132 on the loan principle. During the six months ended June 30, 2017, the President, CEO and Executive Chairman loaned an additional $1,000,000 to the Company which was repaid in full prior to June 30, 2017. The Company incurred interest expense of $65,593 and has $25,916 included in interest payable at June 30, 2017 (December 31, 2016- $53,293).

Included in accounts payable and accrued liabilities as at June 30, 2017, are amounts owing to the Company's Chief Financial Officer for consulting fees of $94,957 (December 31, 2016- $50,956).

Included in accounts payable and accrued liabilities as at June 30, 2017, are amounts owing to the Company's President for wages of $84,000 (December 31, 2016– $84,000).

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

Critical Accounting Estimates

(a) Significant judgments

Preparation of the consolidated interim financial statements requires management to make judgments in applying the Company's accounting policies.  Judgments that have the most significant effect on the amounts recognized in these consolidated interim financial statements relate to functional currency; income taxes; provisions and reclamation and closure cost obligations. These judgments have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

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

(b) Estimation uncertainty

The preparation of the consolidated interim financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also makes estimates and assumptions concerning the future. The determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience and current and expected economic conditions. Actual results could differ from those estimates.

The more significant areas requiring the use of management estimates and assumptions relate to title to mineral property interests; share-based payments, asset retirement obligations and inventories. These estimates have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

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

Legal Proceedings

In the normal course of business, legal proceedings and other claims brought against the Company expose us to potential losses.  Given the nature of these events, in most cases the amounts involved are not reasonably estimable due to uncertainty about the final outcome.  In estimating the final outcome of litigation, management makes assumptions about factors including experience with similar matters, past history, precedents, relevant financial, scientific and other evidence, and facts specific to the matter.  This determines whether management requires a provision or disclosure in the consolidated interim financial statements.

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

Inventories

Net realizable value tests are performed at each reporting date and represent the estimated future sales price of the product the Company expects to realize when the product is processed and sold, less estimated costs to complete production and bring the product to sale. Where the time value of money is material, these future prices and costs to complete are discounted.

Stockpiles are measured by estimating the number of tones added and removed from the stockpile, the number of contained ore ounces is based on assay data, and the estimated recovery percentage is based on the expected processing method.

Stockpile tonnages are verified by periodic surveys.

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

Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The adoption of this ASU had no material impact on the Company's interim consolidated financial statements.

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

Inventory

In July 2015, ASU No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The adoption of this ASU had no material impact on the Company's interim consolidated financial statements.

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

ITEM 4.                    CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company's management is responsible for establishing and maintaining adequate disclosure controls and procedures. The Company's management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a- 15(e)) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company has maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of August, 2017.

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