Form 10-Q
period 2017-09-30
HUNT MINING CORP
filed 2017-11-14
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐   No ☒

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
As of November 10, 2017, the registrant's outstanding common stock consisted of 63,588,798 shares.

Hunt Mining Corp.
Consolidated Interim financial statements

Nine months ended September 30, 2017 and 2016                                                                                                                                                                                        Page

Consolidated Balance Sheets                                                                                                                                                                                                                                                                      3

Consolidated Statements of Operations and Comprehensive Income (Loss)                                                                                                                                4

Consolidated Statement of Changes in Stockholders' Deficiency                                                                                                                                                                5

Consolidated Statements of Cash Flows                                                                                                                                                                                                                                      6

Notes to the Consolidated Interim financial statements                                                                                                                                                                                            7 - 24

Hunt Mining Corp.
Expressed in U.S. Dollars (Unaudited)

Interim Consolidated Balance Sheets
		September 30,	December 31,
	NOTE	2017	2016
CURRENT ASSETS:
Cash	16	$296,928	$108,272
Accounts receivable	16,19,20	1,074,403	126,453
Prepaid expenses		32,995	17,593
Inventory	7	541,803	-
Total Current Assets		1,946,129	252,318
NON-CURRENT ASSETS:
Mineral Properties	8	438,062	438,062
Property, plant and equipment	10	4,631,542	4,934,783
Performance bond	12,16	395,106	381,355
Other deposit	18a	59,568	64,610
Total Non-Current Assets:		5,524,278	5,818,810

TOTAL ASSETS:		$7,470,407	$6,071,128

CURRENT LIABILITIES:
Bank indebtedness	14,16	$50,000	$-
Accounts payable and accrued liabilities	15,16	6,109,375	3,087,611
Purchase price payable	8	-	1,500,000
Deferred advances		-	190,269
Interest payable	15,16	98,388	53,293
Transaction taxes payable	16	130,716	118,667
Loan payable	13,15,16	3,171,192	3,471,311
Total Current Liabilities:		9,559,671	8,421,151
NON-CURRENT LIABILITIES:
Asset retirement obligation	9	774,081	721,695
Contingent liability	18a	250,000	250,000
Total Non-Current Liabilities:		1,024,081	971,695

TOTAL LIABILITIES:		$10,583,752	$9,392,846

STOCKHOLDERS' DEFICIENCY:
Capital stock: Authorized- Unlimited No Par Value Issued and outstanding - 63,588,798 common shares (December 31, 2016 - 63,588,798 common shares)	11	$24,695,186	$24,695,186
Additional paid in capital		9,696,520	9,661,992
Deficit		(37,206,777)	(37,649,570)
Accumulated other comprehensive loss		(298,274)	(29,326)
Total Stockholders' Deficiency:		(3,113,345)	(3,321,718)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY:		$7,470,407	$6,071,128

Going Concern (Note 3)
Commitments and Provision (Note 18)
Subsequent Events (Note 20)

Approved on behalf of the Board of Directors

Signed CEO "Tim Hunt"

Signed CFO "James Meek"

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars (Unaudited)
Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
	3 months ended September 30,			9 months ended September 30,
	NOTE	2017	2016	2017	2016
OPERATING EXPENSES:
Professional fees	15	$180,352	$125,320	$461,656	$415,495
Directors fees		787	-	2,291	-
Exploration expenses	21	191,232	22,872	563,982	792,226
Travel expenses		63,467	64,306	213,131	203,437
Administrative and office expenses	15, 21	13,649	67,159	213,404	238,225
Payroll expenses	15	103,989	190,613	281,711	478,540
Share based compensation	11	34,528	-	34,528	256,484
Interest expense	15	134,748	68,146	323,657	117,078
Banking charges		24,646	7,651	94,134	19,002
Depreciation	10	37,999	27,214	635,337	56,326
Total operating expenses:		$785,397	$573,281	$2,823,831	$2,576,813

OTHER INCOME/(EXPENSE):
Silver recovery	19	$340,480	$-	$3,200,226	$-
Interest income		4,204	3,737	12,042	11,183
Miscellaneous expense		-	-	5,217	-
Transaction taxes		(6,147)	(14,160)	(23,977)	(49,263)
Gain (loss) on foreign exchange		296,056	185,908	133,251	75,020
Contingent liability accrual	18a	-	-	(7,749)	3,568
Accretion expense	9	(17,462)	-	(52,386)	-
Total other income		$617,131	$175,485	$3,266,624	$40,508

NET INCOME (LOSS) FOR THE PERIOD		$(168,266)	$(397,796)	$442,793	$(2,536,305)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in value of performance bond	12	(15,610)	(9,019)	13,751	61,208
Foreign currency translation adjustment		(221,390)	(131,049)	(282,699)	82,287

TOTAL NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD:		$(405,266)	$(537,864)	$173,845	$(2,392,810)

Weighted average shares outstanding - basic		63,588,798	62,150,298	63,588,798	62,150,298
Weighted average shares outstanding - diluted		111,088,798	62,150,298	111,088,798	62,150,298

NET INCOME (LOSS) PER SHARE - BASIC:		$(0.01)	$(0.01)	$0.00	$(0.04)
NET INCOME (LOSS) PER SHARE - DILUTED:		$(0.00)	$(0.01)	$0.00	$(0.04)

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars (Unaudited)

Interim Consolidated Statement of Changes in Stockholders' Deficiency

	Share Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Total

Balance -January 1, 2016	$24,560,711	$(34,540,496)	$89,200	$9,296,239	$(594,346)
Net Loss	-	(3,109,074)	-	-	(3,109,074)
Other comprehensive loss	-	-	(118,526)	-	(118,526)
Capital stock issued, net	243,744	-	-	-	243,744
Portion of units attributable to warrants issued	(109,269)	-	-	109,269	-
Share based compensation	-	-	-	256,484	256,484
Balance - December 31, 2016	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)

Balance - January 1, 2017	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)
Net Income	-	442,793	-	-	442,793
Other comprehensive loss	-	-	(268,948)	-	(268,948)
Share based compensation	-	-	-	34,528	34,528
Balance - September 30, 2017	$24,695,186	$(37,206,777)	$(298,274)	$9,696,520	$(3,113,345)

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars (Unaudited)

Interim Consolidated Statements of Cash Flows

		9 months ended September 30,
	NOTE	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$442,793	$(2,536,305)
Items not affecting cash
Depreciation	10	635,337	56,326
Gain on foreign exchange		5,042	-
Share based compensation	11	34,528	256,484
Accretion	8	52,386	-
Net change in non-cash working capital items
Increase in accounts receivable		(947,950)	(12,638)
Decrease (increase) in prepaid expenses		(14,908)	6,527
Increase in inventory		(541,803)	-
Increase in accounts payable and accrued liabilities	15	2,763,843	1,732,047
Increase in interest payable	15	45,095	-
Increase in transaction taxes payable		12,049	34,287
		2,486,412	(463,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	10	(1,667,596)	(1,139,192)
Purchases of mineral property		-	(438,062)
		(1,667,596)	(1,577,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank indebtedness	14,16	50,000	20,058
Proceeds from loan	15	2,500,000	2,000,000
Repayment of loan	13,15	(2,800,119)	-
		(250,119)	2,020,058

NET INCREASE (DECREASE) IN CASH:		568,697	(20,468)

EFFECT OF FOREIGN EXCHANGE ON CASH		(380,041)	214,386

CASH, BEGINNING OF PERIOD:		108,272	32,683

CASH, END OF PERIOD:		$296,928	$226,601

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid		$(312,385)	$-
Equipment purchases, included in accounts payable		$164,500	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

1.            Nature of Business

Hunt Mining Corp. (the "Company" or "Hunt Mining"), is a mineral exploration and processing company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties in Santa Cruz Province, Argentina.

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

The consolidated interim financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:

Corporation	Incorporation	Percentage ownership	Business Purpose
Cerro Cazador S.A. ("CCSA")	Argentina	100%	Holder of Assets and Exploration Company
Ganadera Patagonia (1)	Argentina	40%	Land Holding Company
1494716 Alberta Ltd.	Alberta	100%	Nominee Shareholder
Hunt Gold USA LLC	Washington, USA	100%	Management Company

 (1) The Company has determined that the subsidiary is a variable interest entity because the Company is the primary beneficiary of the land the subsidiary holds, and therefore consolidates the subsidiary in its interim financial statements.

The Company's activities include the exploration and processing of minerals from properties in Argentina and the Mina Martha project (Note 8). On the basis of information to date, the Company has not yet determined whether the Exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.  The Mina Martha project was purchased in the second quarter of 2016 and refurbishing activities began in late 2016. The Company finished all refurbishments to the Mina Martha project in the first quarter of 2017 and began operations and selling concentrate in the second quarter of 2017.

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
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

Judgments made by management in the application of US GAAP that have a significant effect on the consolidated interim financial statements and estimates with significant risk of material adjustment in the current and following years are discussed in Note 6.

3.            Going Concern

The accompanying consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended September 30, 2017, the Company had net income of $442,793. As at September 30, 2017, the Company had an accumulated deficit of $37,206,777. The Company intends to continue funding operations through operation of the Martha Mine and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

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
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

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
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

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
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

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
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

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
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

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
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

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

Stockpile tonnages are verified by periodic surveys.

7.            Inventories

	September 30, 2017	December 31, 2016

Silver concentrate	$344,948	$-
Ore stockpiles	84,382	-
Materials and supplies	112,473	-
	$541,803	$-

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

8.            Mineral properties

(a) Acquisition of Mina Martha project

On May 6, 2016, the Company acquired the assets of the Mina Martha project from Coeur Mining Inc. ("Coeur"). The Mina Martha project consists of land, mineral rights, a mine camp, offices, a warehouse, maintenance shop, mining facilities including a flotation mill and a tailings retention facility. The transaction has been accounted for as acquisition of assets. The consideration of $3,000,000 paid by Hunt Mining Corp., and the transaction costs of $129,360 have been allocated to the assets and liabilities acquired based on their relative fair value on the date of acquisition. During the nine-month period ended September 30, 2017, the Company paid the remaining purchase price of $1,500,000 outstanding as at December 31, 2016.

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

In July 2007, the Company entered into an agreement (subsequently amended) with Fomicruz which provides that, in the event that a positive feasibility study is completed on the La Josefina property, a Joint Venture Corporation ("JV Corporation") would be formed by the Company and Fomicruz. The Company would own 81% of the joint venture company and Fomicruz would own the remaining 19%. Fomicruz has the option to earn up to a 49% participating interest in JV Corporation by reimbursing the Company an equivalent amount, up to 49%, of the exploration investment made by the Company. The Company has the right to buy back any increase in Fomicruz's ownership interest in the JV Corporation at a purchase price of USD$200,000 per each percentage interest owned by Fomicruz down to its initial ownership interest of 19%; the Company can also purchase 10% of the Fomicruz's initial 19% JV Corporation ownership interest by negotiating a purchase price with Fomicruz. Under the agreement, the Company has until the end of 2019 to complete cumulative exploration expenditures of $18 million and determine if it will enter into production on the property. In the third quarter of 2017, the Company reached a preliminary agreement with Fomicruz to modify the ownership percentages. The Company would own 91% of the joint venture company and Fomicruz would own the remaining 9%. It is anticipated that this agreement will finalize in the subsequent quarter.

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
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

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

The following table describes all of the changes to the Company's asset retirement obligation liability:

	September 30,	December 31,
	2017	2016
Asset retirement obligation at beginning of period	$721,695	$-

Additions	-	678,032
Accretion expense	52,386	43,663
Asset retirement obligation at end of period	$774,081	$721,695

10.         Property, Plant and Equipment

	Land	Plant	Buildings	Vehicles and Equipment	Total
Cost
Balance at December 31, 2015	$714,103	$-	$-	$1,132,838	$1,846,941
Additions	321,294	2,631,646	117,500	1,219,385	4,289,825
Balance at December 31, 2016	1,035,397	2,631,646	117,500	2,352,223	6,136,766
Additions	-	-	-	332,095	332,095
Balance at September 30, 2017	$1,035,397	$2,631,646	$117,500	$2,684,318	$6,468,861

Accumulated amortization
Balance at December 31, 2015	$-	$-	$-	$1,118,442	$1,118,442
Depreciation for the year	-	-	-	83,540	83,540
Balance at December 31, 2016	-	-	-	1,201,982	1,201,982
Depreciation for the period	-	370,252	19,583	245,502	635,337
Balance at September 30, 2017	$-	$370,252	$19,583	$1,447,484	$1,837,319

Net book value
At December 31, 2016	$1,035,397	$2,631,646	$117,500	$1,150,241	$4,934,784
At September 30, 2017	$1,035,397	$2,261,394	$97,917	$1,236,834	$4,631,542

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

11.        Capital Stock

Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued:

Common Shares	Nine months ended		Year ended
	September 30, 2017		December 31, 2016
	Number	Amount	Number	Amount
Balance, beginning of period	63,588,798	$24,695,186	62,150,298	$24,560,711
Non-brokered private placements	-	-	1,313,500	229,433
Exercise of stock options	-	-	125,000	14,311
Portion of units attributable to warrants issued	-	-	-	(109,269)
Balance, end of period	63,588,798	$24,695,186	63,588,798	$24,695,186

Warrants	Nine months ended		Year ended
	September 30, 2017		December 31, 2016
	Number	Amount	Number	Amount
Balance, beginning of period	48,862,500	$735,152	47,500,000	$625,883
Portion of units attributable to warrants issued	-	-	1,362,500	109,269
Balance, end of period	48,862,500	$735,152	48,862,500	$735,152

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
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

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

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on September 30, 2017
Stock options	$0.15 - $1.00	4,380,000	3.55	$0.21	4,380,000

	September 30, 2017		December 31, 2016
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of period	4,225,000	$0.24	434,753	$1.59
Granted	200,000	$0.20	4,000,000	$0.15
Forfeiture of stock options	-	$0.00	(35,000)	$1.00
Expiration of stock options	(45,000)	$3.00	(49,753)	$3.34
Exercise of stock options	-	$0.00	(125,000)	$0.15
Balance, end of period	4,380,000	$0.21	4,225,000	$0.24

On June 14, 2017 200,000 stock options were granted to the Company's controller with an exercise price of $0.20 and expiry date of June 14, 2022. The $34,528 fair value (45,642 CAD) of the 200,000 options granted was calculated using the Black-Scholes option pricing model and using the following assumptions:

June 14, 2017
Discount rate	1.11%
Expected volatility	235.10%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD 0.23

On February 27, 2017, 45,000 options with an exercise price of CAD 3.00 expired.

As at September 30, 2017, the Company's outstanding and exercisable stock options have no aggregate intrinsic value (December 31, 2016 - $374,898)

Warrants:

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)
Warrants	0.05 - 0.40	48,862,500	2.88	$0.07

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

	September 30, 2017		December 31, 2016
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of period	48,862,500	$0.07	47,500,000	$0.06
Warrants	-	-	1,362,500	$0.40
Balance, end of period	48,862,500	$0.07	48,862,500	$0.07

12.        Performance bond

The performance bond, originally required to secure the Company's rights to explore the La Josefina property, is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035.  The bond trades in the secondary market in Argentina.  The bond was originally purchased for $247,487.  As of the nine months ended September 30, 2017, the value of the bond increased to $395,106 (December 31, 2016-$381,355).  The change in the face value of the performance bond of $13,751 for the period ended September 30, 2017 (September 30, 2016- $61,208) is recorded as other comprehensive income (loss) in the Company's consolidated statement of loss and comprehensive loss.

Since Cerro Cazador S.A. ("CCSA") fulfilled its exploration expenditure requirement mandated by the agreement with Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz"), the performance bond was no longer required to secure the La Josefina project.  Therefore, in September 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project.

13.         Loan Payable

The Following is a summary of all notes payable.

	September 30,	December 31,
	2017	2016
Unsecured loan payable to Timothy Hunt, at 8% interest per annum, due on demand	$1,788,797	$1,972,092

Unsecured loan payable to Timothy Hunt, at 8% interest per annum, due on demand	394,000	-

Loan payable to Ocean Partners, repayable in monthly installments of $15,000 per dry metric ton of concentrate, at 6% per annum, secured by concentrate, due 2017 (1)	988,395	-

Loan payable to Ocean Partners, repayable in monthly installments of $15,000 per dry metric ton of concentrate, at 6% per annum, secured by concentrate, due 2017	-	1,499,219
	$3,171,192	$3,471,311

 (1)Subsequent to September 30, 2017, the Company made principal repayment of $527,190 on the loan from the sale of concentrate (Note 20).

14.         Bank indebtedness

During the nine months ended September 30, 2017, the Company drew the maximum of $50,000 against its secured variable rate line of credit due December 31, 2017. The Company makes monthly interest only payments. Interest is charged at the lender's Index Rate plus 1.0%, with a floor of 4.25%.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

15.         Related Party Transactions

During the nine months ended September 30, 2017, the Company incurred $136,597 (2016- $130,494) in professional fees expense relating to the services of the President of CCSA and $24,520 relating to property rental recorded in silver recovery.  Included in accounts payable and accrued liabilities as at September 30, 2017 was $224,255 (December 31, 2016- $180,359) owing to the President of CCSA for professional geological fees.

During the nine months ended September 30, 2017, the Company incurred $51,719 (2016- $37,314) in professional fees expense relating to the accounting services of a director of CCSA. Included in accounts payable and accrued liabilities as at September 30, 2017, the Company had a payable owing to the director of CCSA of $28,206 (December 31, 2016- $39,403).

During the nine months ended September 30, 2017, the Company incurred $233,427 (2016- $197,977) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to Hunt Family Limited Partnership, LLC, ("HFLP") an entity controlled by the Company's President, CEO and Executive Chairman. HFLP also advanced $1,649,325 (2016- $1,428,805) to the Company for general administrative purposes. At September 30, 2017 The Company had a payable owing to HFLP of $3,615,372 (December 31, 2016- $1,576,506).  The advances accrue interest at 7% per annum, are unsecured and due on demand. During the nine months ended September 30, 2017, the Company incurred $129,339 (2016 - $28,329) in interest expense on advances from HFLP which are also included in the accounts payable.

The Company has a loan balance payable to its President, CEO and Executive Chairman of $1,788,797 (December 31, 2016- $1,972,092). During the nine months ended September 30, 2017 the Company made payments of $183,295 on the loan principle. During the nine months ended September 30, 2017, the President, CEO and Executive Chairman loaned an additional $1,000,000 to the Company of which $606,000 was repaid prior to September 30, 2017. The Company incurred interest expense of $111,494 and has $98,389 included in interest payable at September 30, 2017 (December 31, 2016- $53,293).

Included in accounts payable and accrued liabilities as at September 30, 2017, are amounts owing to the Company's Chief Financial Officer for consulting fees of $108,607 (December 31, 2016- $50,956).

Included in accounts payable and accrued liabilities as at September 30, 2017, are amounts owing to the Company's President for wages of $84,000 (December 31, 2016– $84,000).

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

Remuneration of directors and key management of the Company

The remuneration awarded to directors and to senior key management, including the Executive Chairman and Chief Executive Officer, the Chief Financial Officer, a Director of the Company, the President of CCSA and a Director of CCSA, is as follows:

	Nine months ended
	September 30, 2017	September 30, 2016
Salaries and benefits	$89,986	$97,707
Professional fees	274,467	169,294
	$364,453	$267,001

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

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

Fair value

As at September 30, 2017, there were no changes in the levels in comparison to December 31, 2016.  The fair values of financial instruments are summarized as follows:

	September 30, 2017		December 31, 2016
	Carrying amount $	Fair value $	Carrying amount $	$	Fair value $
Financial Assets

FVTPL
Cash (Level 1)	296,928	296,928	108,272		108,272

Available for sale
Performance bond (Level 1)	395,106	395,106	381,355		381,355

Loans and receivables
Accounts receivable	1,074,403	1,074,403	126,453		126,453

Financial Liabilities

Other financial liabilities
Bank indebtedness	50,000	50,000	-		-
Accounts payable and accrued liabilities	6,109,375	6,109,375	3,087,611		3,087,611
Purchase price payable	-	-	1,500,000		1,500,000
Transaction taxes payable	130,716	130,716	118,667		118,667
Interest payable	98,388	98,388	53,293		53,293
Loan payable	3,171,192	3,171,192	3,471,311		3,471,311

Cash and performance bond are measured based on Level 1 inputs of the fair value hierarchy on a recurring basis.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

The carrying value of accounts receivable, bank indebtedness and accounts payable and accrued liabilities, purchase price payable, transaction taxes payable, loan payable and interest payable approximate their fair value because of the short-term nature of these instruments.  The Company assessed that there were no indicators of impairment for these financial instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  Accounts receivable consist of trade receivables and input tax credits receivable and are not considered subject to significant risk.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At September 30, 2017, the Company had total cash balances of $296,928 (December 31, 2016- $108,272) at financial institutions, where $0 (zero) (December 31, 2016- $0 (zero)) is in excess of federally insured limits.

17.        Segmented Information

All of the Company's operations are in the mineral properties exploration industry with its principal business activity in mineral exploration.  The Company conducts its activities primarily in Argentina. All of the Company's long-lived assets are located in Argentina.

18.         Commitments and Provision

a)
On March 18, 2011, a lawsuit was filed against the Company and its subsidiaries by a former director and consultant "the Consultant".  The lawsuit claimed that the Consultant was an employee of the Company, not a consultant, since 2006.  The total value of the claim was US$249,041, including wages, alleged bonus payments, interest and penalties.  The consolidated interim financial statements include a provision of $250,000 at September 30, 2017 (December 31, 2016- $250,000).  Management intends to defend the Company and its subsidiaries to the fullest extent possible.

As of September 30, 2017, the Company has been notified that amounts totaling 1,026,704 pesos ($59,568) ($64,610 as at December 31, 2016) was withheld from its Argentine bank account and placed in escrow with the Court pending the outcome of the lawsuit filed on March 18, 2011 against the Company.

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

19.        Silver Recovery

Silver recovery includes the sales from concentrate sold during the three months ended September 30, 2017 and the nine months ended September 30, 2017 from the Martha Mine project. Sales were $2,210,557 and $6,451,417 respectively. It also includes $238,366 from deferred advances for tailing sales from the Martha Mine project. Silver recovery revenues have been reported net of direct operating expenses of $1,870,077 and $3,489,557 for the three and nine months ended September 30, 2017. Accounts receivable include $464,393 for the sales of concentrate.

Not all Mina Martha costs are applied against Silver Recovery. Since the company has no reserves, as defined by industry guide 7, the Company is treated as an exploration company and as such, only direct mining and milling costs are applied against Silver Recovery. Other administrative, office, professional fees, and travel are disclosed separately.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2017 and 2016

20.        Subsequent Events

Subsequent to September 30, 2017, the Company had sales of concentrate in the amount of $871,484 and made principle repayment on the Ocean Partner loan of $527,190.

Subsequent to September 30, 2017, the Company received payment on accounts receivable of 95,234 from Ocean Partners.

21.        Reclassification of Prior Period Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. The Company reclassified $27,557 for the 3 months ended September 30, 2016 and $92,532 for the 9 months ended September 30, 2016 from Administrative and office expenses to Exploration expenses. These reclassifications had no effect on the reported results of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the operating results, corporate activities and financial condition of Hunt Mining Corp. (hereinafter referred to as "we", "us", "Hunt Mining", "HMX", or the "Company") and its subsidiaries provides an analysis of the operating and financial results between December 31, 2016 and September 30, 2017 and a comparison of the material changes in our results of operations and financial condition between the nine-month period ended September 30, 2016 and the nine-month period ended September 30, 2017. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The information contained within this report is current as of November 10, 2017 unless otherwise noted.

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

These risks, uncertainties and other factors include, without limitation:

•	risks related to uncertainty of Hunt Mining property valuation assumptions;
•	uncertainties related to raising sufficient financing to fund the project in a timely manner and on acceptable terms;
•
changes in planned work resulting from logistical, technical or other factors; the possibility that results of work will not fulfill expectations and realize the perceived potential of the Company's properties;

•	uncertainties involved in the estimation of Hunt Mining reserves and resources;
•	the possibility that required permits may not be obtained on a timely manner or at all;
•	the possibility that capital and operating costs may be higher than currently estimated and may preclude commercial development or render operations uneconomic;
•	the possibility that the estimated recovery rates may not be achieved;
•	risk of accidents, equipment breakdowns and labor disputes or other unanticipated difficulties or interruptions;
•	the possibility of cost overruns or unanticipated expenses in the work program;
•	risks related to projected project economics, recovery rates, estimated NPV and anticipated IRR; and
•	other factors identified in the Company's SEC filings and its filings with Canadian securities regulatory authorities.

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

Hunt Mining Corporation – Corporate Overview

Hunt Mining Corp. (the "Company" or "Hunt Mining"), is a mineral exploration and processing company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties in Santa Cruz Province, Argentina.

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

The consolidated interim financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:

Corporation	Incorporation	Percentage ownership	Business Purpose
Cerro Cazador S.A. ("CCSA")	Argentina	100%	Holder of Assets and Exploration Company
Ganadera Patagonia (1)	Argentina	40%	Land Holding Company
1494716 Alberta Ltd.	Alberta	100%	Nominee Shareholder
Hunt Gold USA LLC	Washington, USA	100%	Management Company

(1) The Company has determined that the subsidiary is a variable interest entity because the Company is the primary beneficiary of the land the subsidiary holds, and therefore consolidates the subsidiary in its interim financial statements.

The Company's activities include the exploration and processing of minerals from properties in Argentina and the Mina Martha project (Note 8). On the basis of information to date, the Company has not yet determined whether the Exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.  The Mina Martha project was purchased in the second quarter of 2016 and refurbishing activities began in late 2016. The Company finished all refurbishments to the Mina Martha project in the first quarter of 2017 and began operations and selling concentrate in the second quarter of 2017.

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

El Gateado Property

In March 2006, CCSA acquired the right to conduct exploration on, through a claim staking process, the El Gateado property for a period of at least 1,000 days, commencing after the Argentine Government issues a formal claim notice, and retain 100% ownership of any mineral deposit found within.

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

Mina Martha Property

The Company purchased the Mina Martha property in May 2016 and has focused its efforts on restoring the mill and property and in mining and processing selected mineralized remnants.

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

The property was purchased by Cerro Cazador SA (CCSA), an Argentine subsidiary of Hunt Mining, from an Argentine subsidiary of Coeur. The intent to purchase was announced February 10, 2016 and closed May 11, 2016 as disclosed by Hunt Mining on its website (www.huntmining.com). See note 7 of the 2016 Form 10-K financial statements for details on the purchase of the Mina Martha property.

The Martha property consists of approximately 7,850 hectares of concessions, various buildings and facilities, surface and underground mining and support equipment, a 480 tonne per day (tpd - maximum) crushing, grinding and flotation plant, tailings facility, various stockpiles and waste dumps, employee living and cafeteria quarters, and miscellaneous physical materials remaining from the former operations of Coeur. In addition, Hunt Mining has access to surface ranch ("estancia") lands surrounding the mine and mill site that are approximately 35,700 hectares in size.

Royal Gold Inc. holds a 2% Net Smelter Return (NSR) royalty on all production from the Martha property; the obligation for which transferred from Coeur to Hunt Mining (www.royalgold.com). In addition, the provincial government holds a 3% pit-head royalty from future production.

The mine and mill facilities at Martha remained dormant after all production operations at Martha ceased in 2012. Coeur maintained watch over the property and conducted some cleanup and environmental monitoring during the dormancy. The cleanup and environmental work was continued by Hunt Mining to ready the property for new exploration and development in support of a potential recommencement of production.

During the first two quarters of 2017, Hunt Mining evaluated and began the initial mining of material from remnant blocks of silver and gold mineralization in the Martha vein and to the east in the R4 and Del Medio System veins. Hunt Mining's plan is to verify historic mineralization on these and other proximal structures with its own program of exploration and evaluation to determine the viability of new mining from surface and underground platforms. Other vein-hosted silver and gold mineralization targets occur on the Martha property and are slated for subsequent exploration confirmation and evaluation. The Company has not identified resources or reserves at Mina Martha as defined by the SEC Industry Guide No.7.

The Martha west pit has been completed and the construction of a 40m long access drift from the current Martha decline has started. Completion will occur in the fourth quarter. Additionally, continued mining from the previously blasted Martha crown pillar material into the open stope occurred during the third quarter. Targeted were remaining pillars in the vertical center of the stope. Blastholes were drilled from the hanging and footwall sides of the vein but blasting was only done in the lower portion of the holes. The surface ore delivered in the third quarter is less in grade and volume than anticipated and did not produce the expected surface ounces.

The newly developed open pit at the R4 side of the property has been mined to the 320 m bench. Unexpected historic stopes were encountered and partially filled. It is expected mining of this pit will be completed in the fourth quarter.

The historic open pit at the portal to the R4 decline was liberated from waste rock that was dumped there over the years to access the mineralization in the pit bottom and western highwall. Mining of these occurrences will take place in the fourth quarter.

Operating results – Revenues and Expenses

The Company's results have changed in all areas due to the purchase of the Mina Martha property in 2016.

Start-up costs during January, February and a portion of March 2017 to refurbish the buildings, equipment and commission the mill for operations were offset by recording proceeds from the sale of tailing material to Triton during the first quarter of 2017 and recording the first shipment of concentrate from the mill as Cost Recovery which was included as part of the Silver Recovery during the nine months ended September 2017.  Management determined the mine, mill and other direct costs related to concentrate sales were to be an offset to the Silver Recovery revenues.

Quarterly Results Summary

Company's quarterly results are shown below in the table below:

*Includes reporting correction for Q1 2017

Results of Operations for the nine months ended September 30, 2017

The working capital favorable variance is primarily due to the sales of minerals from Mina Martha and an increase in accounts payable due to the purchase of supplies and costs related to the start-up of the Mina Martha property and funding provided by the Hunt Family Limited Partnership.

Total assets increased during the first three quarters 2017 primarily due to the increase in cash from the proceeds from the sale of minerals, increase in accounts receivable from the 10% withholding from the provisional settlements from Ocean Partners on metal sales until final settlement recognized approximately four months after the provisional settlement, offset by depreciation of the Mina Martha assets and inventory of mineral to be shipped.

The change in total shareholder equity is due to the operating gain during the first three quarters of 2017.

Variance Analysis for Net Income

There were pre-production mining expenses at the beginning of mining and milling at the Mina Martha property during the months of January, February and a portion of March 2017.  The start-up and other costs at the Mina Martha property were off-set with Cost Recovery by recording the first lot of pre-production concentrate sold for $498,529 and the deferred advances of $203,170 (adjusted for foreign exchange) recognized for tailings material sold during the first quarter of 2017.  During the second and third quarters of 2017 the revenues from concentrate sales and the direct costs of mining, milling and other costs to generate the concentrates were netted as Silver Recovery and the first quarter Costs Recovery were reclassified as Silver Recovery.

Professional fees remained fairly consistent in the third quarter to the second quarter 2017. The year to date professional fees increased over prior year by $46,161 due to consulting fees for the management of operations of Mina Martha in 2017.  The professional fees directly related to Mina Martha are included as Silver Recovery during 2017.

Exploration expenses are less in 2017 due to exploration geologist's time spent at Mina Martha performing the step-out drilling program at the mine and analyzing Mina Martha mine-site exploration targets and the reduced exploration activity on La Josefina and La Valenciana.  The mine related drilling is included in Silver Recovery.

Travel expenses increased over 2016 due to regular transportation of employees to the Mina Martha and increased management trips to Argentina.

Administrative expenses for the nine months ended September 30, 2017 decreased in slightly comparison to the nine months ended September 30, 2016 due to normal fluctuations in business activities and timing of expenses.

Payroll expense remained relatively consistent for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016.

Share based compensation was awarded in 2016 and in also in 2017.

Interest expense increase in both the three months ended and nine months ended September 30, 2017 is due to the interest expense from the Ocean Partner Facility Loan initiated in November 2016, the new loan from Ocean Partners in June 2017, the Tim Hunt loans, and interest due on the loans to the Hunt Family Limited Partnership.

Banking fees increased during 2017 due to increased transaction fees in Argentina and wire transfer fees based on the amount of funds transferred for operations of Mina Martha.

The depreciation increase is due to depreciation on the Mina Martha. Amortization on most Mina Martha assets began in April 2017.

Transaction taxes incurred in 2016 were related to the purchase of the Mina Martha property while in 2017 they resulted from purchases relating to the operation of Mina Martha.

The contingent liability was adjusted in 2016 due to a change in estimate.  The only adjustments in 2017 were due to changes in foreign currency rates.

Accretion expense began after the purchase of the Mina Martha property which occurred in May 2016 and the commencement of mining in January 2017.

Cash flow discussion for the nine-month period ended September 30, 2017 compared to September 30, 2016

The cash inflow for operating activities prior to items not affecting cash and non-cash items was $442,793 an increase of $2,979,099 (September 30, 2016 – $(2,536,306)), due primarily to Silver Recovery of $3,200,226 and activity levels as described in the variance analysis of operating expenses.  The net operating cash flow, after non-cash expenses and working capital adjustment was inflow of $2,486,412, an increase of $2,949,684 (September 30, 2016 ($463,273)).  The primary change in non-cash items was an increase over September 30, 2016 of $1,031,796 in accounts payable and $935,312 in accounts receivable due to the 10% hold back on provisional metal settlements and an increase in accounts payable due to increased activity in 2017 at Mina Martha.

The investing cash outflow activities during 2017 of $1,667,596 consisted of $332,095 for the purchase of equipment and the final payment for the purchase of Mina Martha of $1,500,000 an increase of $90,342 over 2016 amount of $1,577,254 recorded for first payment for the purchase of Mina Martha.

Cash outflows from financing activities of $250,119 during 2017 reflect the funds received from the banking line of credit of $50,000 less the repayment of a loan for $2,800,119 and proceeds from loans of $2,500,000 consisting of a Tim Hunt loan of $1,000,000 and $1,500,000 from an Ocean Partners loan.  See financial statement footnotes 13, 14 and 15 for disclosures on proceeds and payments of loans.

Financial Position

Cash

The Company's cash position increased during the nine-month period in 2017 by $188,656 to $296,928 (December 31, 2016 $108,272).  The sources of cash during 2017 resulted from loans of $2,500,000, banking line of credit for $50,000 and concentrate sales of $6,451,417 less the 10% holdback of $464,393.  The uses of cash during 2017 resulted primarily from payments including the final payment for the purchase of Mina Martha for $1,500,000, repayment of loans of $2,800,119, direct mining costs at Mina Martha of $3,489,557, capital asset purchases of $167,596, and payment of exploration, administration, professional fees and other costs of approximately $391,096.

Prepaid expenses and receivables

Prepaid expense change during 2017 is due to insurance costs.  The accounts receivable balance increased from $126,453 in 2016 to $1,074,403 in 2017, primarily due to the receivable due for Lots #3-#6 delivered to Ocean Partners during 2017 of $464,393 and VAT Tax receivable of $435,197.  Ocean Partners provides a 90% advance on concentrate sales and the 10% withheld is booked as a receivable until receipt of the final settlement from the smelter. Also the Company increased its VAT tax receivable by $435,197 over December 31, 2016.

Property and equipment

Property and equipment consist of machinery and equipment primarily in Argentina. The decrease of $303,241 to $4,631,542 at September 30, 2017 (December 2016 – $4,934,783) is primarily due to amortization of the Mina Martha assets during 2017.

Mineral interests

Mineral interests remained the same in 2017 as 2016 (December 2016 – $438,062).

Accounts payable, accrued liabilities and accounts payable with related parties

Bank indebtedness balance during 2016 was paid off at year end 2016 and the Company made a draw of $50,000 during the first quarter of 2017.

Accounts payable has increased by $3,021,764 to $6,109,375 (December 2016 – $3,087,611) due to the increased business activities related to the Mina Martha property of approximately $1,305,434 and the Hunt Family Limited Partnership advances of $1,649,325.

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

The reduction in loan payable of $300,119 to $3,171,192 (December 31, 2016 $3,471,311) represents principal payments on loans of $2,800,119, new loans of 2,500,000 during 2017.

Capital Stock

There were no changes to capital stock during the second quarter and for the year 2017.

Liquidity and Capital Resources

At September 30, 2017, the Company had a negative working capital of $7,613,542 including cash of $296,928 as compared to a negative working capital of $8,168,833 including cash of $108,272 at December 31, 2016.  The improvement in working capital is directly related to the concentrate sales from Mina Martha.

During the first three quarters of 2017, the Mina Martha mill began processing remnant material from the Martha mine for the Company's first concentrate production. The Company plans to continue mining material from the Mina Martha mine and announced in January 2017 the results from the exploration drilling program where of the 16 holes drilled, 7 intercepted mineralization of more than 1,000 g/t Ag with one interval grading 15,471 g/t Ag and 28.6 g/t Au over 4 meters. Highlights of this drill program are available on the Corporation's website www.Huntmining.com.

During the third quarter the Company released the results for shipments of concentrate from Mina Martha to the port. For the first nine months of the year, 396,908 ounces of silver and 439 ounces of gold have been shipped. The revenues from the sale of concentrates were $6,451,417.

The Ocean Partners Advance Payment Facility terms stipulate a 90% provisional advance payment to the Company for the sale of the concentrate less smelter deductions and freight. Repayment of the $1.5M facility loan is set at $15,000/dry metric tonne (DMT) and is deducted from the provisional settlement, which is based on the 5- day average London Metals Exchange prices prior to the bill of lading date. The Company repaid the entire $1,500,000 of the first advance and on June 20, 2017 received $1,500,000 from Ocean Partners as a second Advance Payment Facility. The second advance had repayments of $511,605 during the third quarter 2017.

The Company plans to continue to mine existing remnant material from underground and the Mina Martha crown pillars plus the displaced section of the Martha vein, which is within 5 meters adjacent to the existing vein, as described above in the Mina Martha property review. Several historic drill intercepts in the 800 to 900g/t Ag range are within 15m of the topography over a length of approximately 60m. These formerly unrecognized potential new open pit targets between the Francisca and the R4 veins will be drill tested, and if deemed worthy, mined in the fourth quarter. Several veins on the Company owned La Josefina claims will be drilled to collect metallurgical samples for bench testing and subsequently will be bulk sampled (about 400 tonnes) for test milling in the Martha mill with full production anticipated to begin the first quarter of 2018.

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

Off-balance sheet arrangements

At September 30, 2017, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the nine months ended September 30, 2017, the Company incurred $136,597 (2016- $130,494) in professional fees expense relating to the services of the President of CCSA and $24,520 relating to property rental recorded in silver recovery.  Included in accounts payable and accrued liabilities as at September 30, 2017 was $224,255 (December 31, 2016- $180,359) owing to the President of CCSA for professional geological fees.

During the nine months ended September 30, 2017, the Company incurred $51,719 (2016- $37,314) in professional fees expense relating to the accounting services of a director of CCSA. Included in accounts payable and accrued liabilities as at September 30, 2017, the Company had a payable owing to the director of CCSA of $28,206 (December 31, 2016- $39,403).

During the nine months ended September 30, 2017, the Company incurred $233,427 (2016- $197,977) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to Hunt Family Limited Partnership, LLC, ("HFLP") an entity controlled by the Company's President, CEO and Executive Chairman. HFLP also advanced $1,649,325 (2016- $1,428,805) to the Company for general administrative purposes. At September 30, 2017 The Company had a payable owing to HFLP of $3,615,372 (December 31, 2016- $1,576,506).  The advances accrue interest at 7% per annum, are unsecured and due on demand. During the nine months ended September 30, 2017, the Company incurred $129,339 (2016 - $28,329) in interest expense on advances from HFLP which are also included in the accounts payable.

The Company has a loan balance payable to its President, CEO and Executive Chairman of $1,788,797 (December 31, 2016- $1,972,092). During the nine months ended September 30, 2017 the Company made payments of $183,295 on the loan principle. During the nine months ended September 30, 2017, the President, CEO and Executive Chairman loaned an additional $1,000,000 to the Company of which $606,000 was repaid prior to September 30, 2017. The Company incurred interest expense of $111,494 and has $98,389 included in interest payable at September 30, 2017 (December 31, 2016- $53,293).

Included in accounts payable and accrued liabilities as at September 30, 2017, are amounts owing to the Company's Chief Financial Officer for consulting fees of $108,607 (December 31, 2016- $50,956).

Included in accounts payable and accrued liabilities as at September 30, 2017, are amounts owing to the Company's President for wages of $84,000 (December 31, 2016– $84,000).

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

ITEM 4.                       CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company's management is responsible for establishing and maintaining adequate disclosure controls and procedures. The Company's management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a- 15(e)) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company has maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November, 2017.

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