Form 10-K
HUNT MINING CORP
filed 2018-04-17
CIK 1551206

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number: 333-182072
--------------------------

Hunt Mining Corp.
(Exact name of Registrant as specified in its charter)

British Columbia	1041
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)

23800 East Appleway Ave.
Liberty Lake, WA   99019
(509)-290-5659
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None (Title of Class)	Common Stock (Title of Class)

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☑
Emerging Growth Company	☐
(Do not check if a smaller reporting company)

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
The Company has one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Argentina. The Company evaluates, acquires, and explores for advanced silver and gold exploration and potential development projects, which may lead to silver and gold production or value adding strategic transactions. In 2017, the Company began exploration activities at the Martha Project which resulted in recoveries from sale of silver and gold concentrate as "Silver and gold recovery, net of expenses" in the amount of $5,757,321 during the year ended December 31, 2017 (December 31, 2016- $0 (zero)). Geographic location of mineral properties and plant and equipment is provided in Item 2 – Properties and Notes 8 and 10 – Mineral Properties and Property and Equipment to the Consolidated Financial Statements under the section heading "Item 8. Financial Statements and Supplementary Data" below.

Competitive Business Conditions

The mineral exploration business is an extremely competitive industry. The Company is competing with other exploration companies for the capital necessary to sustain exploration and development programs. There is competition for the limited number of silver and gold acquisition and exploration opportunities. As a result, the Company may have difficulty acquiring attractive silver and gold projects at reasonable prices. The Company also competes for skilled labor and consultants for the man hours and consulting time.
The year ended, 2017, was the first year of milling production for the refurbished Martha Mill. The mill began limited trial operations in January of 2017, with regular milling activities of ore from exploration activities commencing in April 2017. The risks associated exploration, mining and milling operations include risks typical of the mining industry. For example, the Company's operational effectiveness in the processing plan must be properly calibrated and managed to avoid lower recovery of the economic metals. Mechanical failure of equipment could increase costs, decrease efficacy or result in significant delays. The Company manages these risks with detailed mine planning and extraction processes, a maintenance program, and hiring experienced and technically proficient management.
Generally, the Company is subject to the risks inherent to the mineral industry. The primary risk of mineral exploration is the low probability of finding a major deposit of ore. The Company attempts to mitigate this risk by focusing its efforts in areas known to host significant mineral deposits, and by relying on its experienced management team to drive acquisitions of properties that have higher-than-average probabilities of success. In addition to deal essentials, such as cost, terms, timing, and market considerations, the Company's process of property acquisition involves screening target properties based on geological, engineering, environmental, and metallurgical factors. In all its operations the Company also competes for skilled labor within the mining industry.
Another significant risk in the mining industry is the price of metals such as gold and silver. If the prices of these metals were to fall substantially it could lead to a loss of investor interest in the mineral exploration sector, which would make it more difficult to raise the capital necessary for the Company or other potential customers to move exploration and development plans forward.
Effect of Existing or Probable Government Regulation

The Company's exploration and development activities and other property interests are subject to various national, state, provincial and local laws and regulations in the United States, Argentina, and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Company has obtained or has pending applications for those licenses, permits or other authorizations currently required to conduct exploration and other programs. The Company believes that it complies in all material respects with applicable mining, health, safety and environmental statutes and regulations in all the jurisdictions in which it operates. The Company is not aware of any current orders or directions relating to us with respect to the foregoing laws and regulations.

Environmental Regulation

The Company's projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The Company's policy is to conduct business in a way that safeguards public health and the environment. The Company believes that its operations are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where it operates could require additional capital expenditures and increased operating and/or reclamation costs. The Company is unable to predict what additional legislation, if any, might be proposed or enacted, or what additional regulatory requirements could impact the economics of its projects. During 2017, none of the project sites had any material non-compliance occurrences with any applicable environmental regulations.
The Company generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.
Employees
As at December 31, 2017, the Company had 32 full and part time employees and 11 individuals working on a consulting basis. Its operations are managed by officers with input from directors.

Item 1A. Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

Ongoing production at the Martha Project is being undertaken without established mineral resources or reserves and the Company has not established the economic viability of the operations on the Martha Project. As a result, there is increased uncertainty and economic risk of failure associated with these production activities. A NI 43-101 compliant technical report from 2010 does exist for the La Josefina project with measured, indicated and inferred resources. The Ailin vein is part of this resource estimate.
Klaus Triebel, Hunt Mining's director of project development, is the qualified person under National Instrument 43-101 who has approved the technical and scientific aspects of this press release.
The majority of the Company's assets are located in Argentina.  The Company's material holdings consist of
•	Approximately 25,000-acre property on which the Company's La Josefina project is located
•	Approximately 29,600-hectare parcel on which the Company's La Valenciana project is located
•	Approximately 35,700-hectare parcel on which the Company's Martha project is located

The Company also owns mobile housing units, trucks and additional mechanical equipment, all purchased within the last ten years and in good physical condition.

Geology of the land holdings is characterized by abundant middle-to-late Jurassic Age volcanic and volcaniclastic rock units.  All projects are within the Deseado Massif of the Santa Cruz province of Argentina which is dominated by rhyolitic to rhyodacitic ignimbrite flows and lava domes together with subordinate agglomerates, volcanic breccias and tuffs with minor basalts, andesites and volcanic agglomerates intercalated upward with mafic tuffs, conglomerates and sediments.  Faults active during the period of intense Jurassic extension and volcanism generally trend NNW-SSE and form a series of grabens, and horst blocks.

General Geology of the Deseado Massif

The geology of the Deseado Massif region has been described and discussed in numerous papers and reports published during the last fifteen years. The geology has been mapped at various scales by government agencies, most recently covered by a series of 1: 250,000 quadrangles published by the Instituto de Geología y Recursos Minerales and Servico Geológico Minero Argentino.
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
The Jurassic volcanic rocks are divided into formal units but can be treated as a single bimodal (andesite-rhyolite) Jurassic volcanic complex. There are three units in this volcanic complex: the Cerro Leon and Bajo Pobre Formations and the Bahía Laura Group. The last two units make up the most extensive unit in the massif.
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

Mina Martha Property

Location

Martha is located in the province of Santa Cruz, Argentina, at 48o , 41', 33.94" south latitude and 69o , 42', 00.79" west longitude (degrees, minutes, seconds) at approximately 350 meters elevation. The closest community is the town of Gobernador Gregores, situated approximately 50 road kilometers (km) to the west-southwest of Martha.
.

Property Description and Ownership

The property was purchased in 2016 by Cerro Cazador SA (CCSA), an Argentine subsidiary of the Company, from an Argentine subsidiary of Coeur. The intent to purchase was announced February 10, 2016 and closed May 11, 2016 as disclosed by the Company on its website (www.huntmining.com). See note 8 of the 2017 financial statements for details on the purchase of the Mina Martha property.
The Martha property consists of approximately 7,850 hectares of concessions, various buildings and facilities, surface and underground mining and support equipment, a 480 tonne per day (tpd - maximum) crushing, grinding and flotation plant, tailings facility, various stockpiles and waste dumps, employee living and cafeteria quarters, and miscellaneous physical materials. The Company restored and repaired the physical assets acquired in the purchase during the latter part of 2016 and the first quarter of 2017. The In addition, the Company has access to surface ranch ("estancia") lands surrounding the mine and mill site that are approximately 35,700 hectares in size.
Royal Gold Inc. holds a 2% Net Smelter Return (NSR) royalty on all production from the Martha property; the obligation for which transferred from Coeur to the Company (www.royalgold.com). In addition, the provincial government holds a 3% pit-head royalty from future production.

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
History
Exploration and production at Martha has a relatively short history, commencing in the late 1990's with the activities of Yamana. On April 3, 2002, Coeur purchased Yamana's 100 percent interest in Polimet. From that point in time to late 2007, Coeur mined and shipped material. Beginning in January 2008, all mine production from Martha was processed at a new mill and flotation plant located at the Martha mine site.
Yamana

In 1997, Yamana conducted regional exploration reconnaissance work in Santa Cruz, Argentina. This program resulted in the discovery of a wide vein, up to 4.7 true width meters on surface, grading up to 6.9 grams/metric tonne (g/t) gold (Au) and 5,200 g/t silver (Ag). This discovery outcrop occurred on the vein subsequently named Martha. Surface work continued in the area in the spring of 1997.
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
The mineral rights were subsequently transferred to Compañía Minera Polimet S.A (Polimet); a wholly owned subsidiary of Yamana. Mine development started in October 2000 utilizing contractors. Mine production, from shallow surface pits, started late that year and the first direct shipping ore (DSO) was exported in February 2001. Mining activities lasted until October 2001 and the export of DSO continued to February 2002. Yamana produced nearly 2,300 gold ounces and 1.7 million silver ounces from approximately 4,000 tonnes of material (Coeur, Martha Mine Technical Report, 2006).

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
From 2002 through late 2007, Coeur shipped all of its Martha concentrates to its Cerro Bayo mill and flotation plant near the town of Chile Chico in Region XI of southern Chile. Concentrates were trucked east from Martha to San Julian then north to Comodoro Rivadavia then west to Chile Chico; a distance of over 900 km. The cutoff grade for Mineral Reserves was, as a result, high.
In 2006 and 2007, exploration and definition drilling were increased to define sufficient Mineral Reserves and additional Mineral Resources to justify the capital expense to build a mill and flotation concentrator on site at Martha. This program was successful and onsite processing commenced in December 2007.
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

Present Status of Work Completed and Exploration Plans

Exploration on this property by the Company began in 2017 and currently the mine and mill facilities at Martha are active and processing the minerals from exploration activities.  Other vein-hosted silver and gold mineralization targets occur on the Martha property and are targeted for future exploration.
Several valid exploration target areas exist on the acquired property. They are grouped herein into three priority areas based on historic mineral resources, proximity to the mill and the amount and results of prior exploration work.

Priority 1. Martha Cluster; This cluster has produced the majority of Martha's silver and gold and contained the largest amount of historic mineral resources all from the Martha, R4 and Del Medio System veins. Together, the three systems form a belt of WNW-striking veins that is nearly 2 km long. Generally, the veins dip to the S and SW at steep to moderate angles.

Priority 2. Areas peripheral to Martha; Veins in this area are Martha Oeste Martha Sur, Futuro, Esperanza, Estero and Wendy. It is reasonable to expect that review of historic data will identify zones deserving of new exploration investment.

Priority 3. This area lies to the north of the main Martha concession within the Ana concession. A small breccia body of sulfidic, base and precious metal mineralization, called Tesoro, occurs in this block. Other notable vein targets in the Ana block are Leonor and Teres Exploration

Royalties and Taxes

The provincial governments in Argentina own the minerals. In October 2014, a new provincial law increased the mining royalty applicable to doré and concentrate to 3% of the pit-head (mine mouth) value, with certain allowable deductions. In addition, Royal Gold holds a 2% Net Smelter Return royalty on Martha.
The Company is not aware of any other rights, encumbrances, or obligations attached to the Company's Martha property.

La Josefina Property
Location

The La Josefina Project is situated about 450 km northwest of the city of Rio Gallegos, in the Santa Cruz province of Argentina within a scarcely populated steppe-like region known as Patagonia. The La Josefina property occupies 52,800 hectares and makes up approximately 90% of all meters drilled by the Company.
The La Josefina Project consists of mineral rights composed by an area of 528 square kilometers established in 1994 as a Mineral Reserve held by Fomicruz, an oil and mining company owned by the Santa Cruz provincial government. The La Josefina Project comprises 16 Manifestations of Discovery totaling 52,767 hectares which are partially covered by 399 pertenencias.

Property Description and Ownership

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
The definitive agreement between CCSA and Fomicruz was finalized in July 2007. Pursuant to this agreement, CCSA was obligated to spend US$6 million in exploration and complete pre-feasibility and feasibility studies during a 4-year exploration period (excluding three months each year for winter holiday) commencing in October 2007 at La Josefina in order to earn mining and production rights for a 40-year period in a joint venture partnership ("JV") with Fomicruz. CCSA may terminate this agreement at the end of each exploration stage if results are negative.
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

3.
CCSA must complete surface agreements (lease or buy) with the surface landowners, as required by the Federal mining law, to gain legal access to the ranches (estancias) that cover the project.  Most of the project and all the current target areas lie within two large ranches that have been unoccupied for many years - Estancia La Josefina and Estancia Piedra Labrada. The major part of mineralization occurs on Estancia La Josefina, which CCSA purchased in 2007. CCSA rents Estancia Piedra Labrada, which it uses as an exploration field camp.

The Company is currently in negotiations with Fomicruz to develop a new joint venture that will have joint participating ownership.
Since CCSA fulfilled its exploration requirement mandated by the agreement with Fomicruz, the performance bond was no longer required to secure the La Josefina project.  In June 2010, the Company used the bond to secure the La Valenciana project (discussed later in this document).

On November 15, 2012, the Company signed an amendment to the agreement with Fomicruz which extends the time to develop the La Josefina project by four years, from 2015 to 2019.  The Company has agreed to make a minimum investment of US$12 million, of which it has already invested approximately US$9 million.  Additionally, and subject to proof of compliance with committed investments, the Company has the option to continue exploration for a second additional term of four years, ending on June 30, 2019, requiring it to make an additional investment US$6 million, which will bring the total investments in the La Josefina Project to US$18 million.
Total costs incurred to date are approximately US$19 million.
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
In December 2007, CCSA purchased the "La Josefina Estancia", a 92 square kilometer parcel of land within the La Josefina Project area. CCSA plans to use the La Josefina Estancia as a base of operations for Santa Cruz exploration. The purchase price for the La Josefina Estancia was US$710,000.
Initially, the La Josefina property was excluded from an exploration agreement the Company had with Eldorado Gold.  This property was made subject to this agreement with Eldorado Gold on May 7, 2013, but in July 2013 the agreement was terminated by Eldorado Gold.
Present Status of Work Completed and Exploration Plans

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
The Company obtained permission from Fomicruz for extraction of mineral from the property for test purposes and plans to begin doing so early 2018. The material extracted will be processing at the Company's Mina Martha facility.
Much of the following information is derived from, and based upon the La Josefina 2010 Technical Report, which is available for Hunt Mining Corp. on the System for Electronic Document Analysis and Retrieval ("SEDAR") at www.sedar.com.
History

Santa Cruz province - and indeed much of Patagonia - has only a short history of mineral prospecting and mining. Until the Cerro Vanguardia mine was commissioned in late 1989, only a few mineral occurrences had been identified within the 100,000 square kilometer area of the Deseado Massif.  Notably, although Coeur Mining Corporation ceased active mining operations at its Martha Mine in September 2012, the Deseado Massif continues to host three producing mines: the Cerro Vanguardia Mine (AngloGold Ashanti Limited - Fomicruz), the San Jose – Huevos Verdes Mine (Hochschild Mining plc – Minera Andes Incorporated) and the Manantial Espejo Mine (Pan American Silver Corp.). Additionally, several new mines are being readied for production, and many active exploration projects (including Coeur Mining's Joaquin exploration project) are in progress.

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
In 2000, Fomicruz resumed exploration of the project and continued their efforts until 2006.  Pits were dug to bedrock over some of the target areas, 3,900 meters of new trenches were dug and sampled, more than 8,000 float, soil and outcrop samples were collected for geochemical analyses, some new IP-Resistivity surveys were completed under contract to Quantec Geophysical Co., and 59 diamond core holes (total 3,680 meters) were drilled to average shallow depth below surface of 55 meters. Of these holes, 37 were NQ-size core (47.6mm diameter) and 22 were HQ-size core (63.5mm).
Fomicruz reported spending more than US$2.8 million in exploring and improving infrastructure on the La Josefina Project from 1994 to 2006. In late-2006, the La Josefina Project was again opened to international bidding and in May 2007, CCSA was awarded the right to explore the project. Throughout 2007 and 2008, CCSA was mainly focused on an intensive drill plan (37,605 meters), and in 2009 and the first quarter of 2010 reviewed all the data gathered in order to generate a geological model for the project and continued working on regional exploration to define new additional targets for next drilling stages.
Royalties

Mineral properties in Argentina carry no federal royalties but the provinces are entitled to collect up to 3% mine-mouth royalty (MMR).
In Santa Cruz, the province has opted to drop this MMR to 1% if the operation is a precious metal mine that produces doré bullion within the province. The agreement between CCSA and Fomicruz stipulates that any doré bullion resulting from future La Josefina operations must be produced in the province, so it is likely the project will carry the minimal 1% MMR unless it is processed at the Martha Mill which produces concentrate and not a doré. However, because La Josefina is a Mining Resource in which the mineral rights belong to Fomicruz, the project also carries an additional 5% MMR payable to the province. Therefore, the total MMR for any future gold/silver/base metal production at La Josefina under the current agreement could total 6%.

Environmental Liabilities

There are no known environmental liabilities associated with the La Josefina Property.
Permits Required

No permits are required at this time to conduct the proposed exploration.

La Valenciana Property

Location

La Valenciana is located on the central-north area of the Santa Cruz Province, Argentina.  The project encompasses an area of approximately 29,600 hectares and is contiguous to the Company's La Josefina property to the east. The La Valenciana project is comprised of 11 Manifestations of Discovery covering segments of Estancia Canodon Grande, Estancia Flecha Negra, Estancia Las Vallas, Estancia La Florentina, Estancia La Valenciana and Estancia La Modesta (inactive ranches).
Property Description and Ownership

The Company leases the surface rights to the approximate 29,600 hectares of land on which the La Valenciana is located and has a joint venture with Fomicruz for the mineral rights.

Exploration Agreement between Fomicruz and CCSA

In 2017 the La Valenciana Project was combined under the same agreement with Fomicruz as La Josefina and now operates under the terms of that contract.
The previous agreement for La Valenciana was the following:
In 2010, the right to develop and mine the property was opened up for bidding to private companies.  Hunt Mining Corp, through CCSA, was awarded the prospects and mining rights.  The Company entered into an agreement with Fomicruz effective as of November 15, 2012, for the right to explore and develop the La Valenciana property for a period of seven years.  The agreement with Fomicruz requires the Company to spend USD $5,000,000 in exploration on the project over 7 years.
Total costs incurred to date are approximately US$4.6 million.
Since CCSA fulfilled its exploration requirement mandated by the La Josefina agreement with Fomicruz, the performance bond was no longer required to secure the La Josefina project.  In June 2010, the Company used the bond to secure the La Valenciana project.
If the Company elects to exercise its option to bring the La Valenciana project into production, it must grant Fomicruz a 9% ownership in a new JV Corporation to be created by the Company to manage the project. If Fomicruz elects to increase their ownership they can under the following formula up to a maximum of 49% interest.
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

Since Jurassic time, the rocks have been cut by normal faults of several different orientations but have undergone only a moderate amount of compression. In general, the Jurassic rocks remain relatively undeformed and remain flat to gently dipping, except locally where close to faults, volcanic domes or similar features. Thin Quaternary Age basalt flows conceal about half of the Jurassic Age rocks on the La Valenciana project.
The type of mineralization and alteration styles present across the project area are classified as sulfidation type epithermal deposits. Gold and silver occur in fissure vein systems localized in structures, often a meter or wider and hundreds of meters long. They are comprised of quartz veins, stockworks and breccias, rich in adularia with some calcite, that carry gold, silver, electrum and some sulfides, primarily pyrite with small amounts of base metal sulfides.
The La Valenciana project is without known reserves as defined by SEC industry Guide No. 7.
The exploration targets consist of gold and silver mineralized quartz veins in volcanic host rocks. Current work is conducted on the La Josefina and La Valenciana claim blocks. La Josefina includes four major vein systems while La Valenciana harbors three. A total of more than 900 trenches and drill holes have been drilled with approximately 40,000 assayed samples. Higher gold values exceed 100 g/tone and higher silver values are above 1,000 g/t. Veins are formed by upward fluid migration and are therefore typically open to depth.
There is no geophysics. Geochemistry is conducted through ICP analysis (35+ elements) of all field and drill-hole samples. Even if no elevated precious metal grades are encountered this trace element analysis can still expose possible trends which often preclude gold and silver mineralization.
History

Several historical exploration programs, consisting of trenching, mapping and drilling by Fomicruz carried out from 1994 to 2000 and air geophysics including gamma spectrometry from 1996 to 1998, have taken place to date at La Valenciana, with the most recent exploration being conducted by CCSA. Initially, the La Valenciana property was excluded from the exploration agreement with Eldorado Gold.  This property was made subject to the exploration agreement with Eldorado Gold on May 7, 2013, an agreement later terminated by Eldorado in July 2013.

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
Present Status of Work Completed and Exploration Plans

The Company has been actively pursuing a new exploration partner for the La Valenciana project, as of the date of this filing these discussions are still in process.
There was no drilling activity during 2017 at La Valenciana.
Royalties

Mineral properties in Argentina carry no federal royalties but the provinces are entitled to collect up to 3% mine-mouth royalty.
In Santa Cruz, the province has opted to drop this MMR to 1% if the operation is a precious metal mine that produces doré bullion within the province. The agreement between CCSA and Fomicruz stipulates that any doré bullion resulting from future La Valenciana operations must be produced in the province, so it is likely the project will carry the minimal 1% MMR. However, because La Valenciana is a Mining Reserve in which the mineral rights belong to Fomicruz, the project also carries an additional 5% MMR payable to the province. Therefore, the total MMR for any future gold/silver/base metal production at La Josefina under the current agreement could total 6%.
Environmental Liabilities

There are no known environmental liabilities associated with the La Valenciana Property.
Permits Required

No permits are required at this time to conduct the proposed exploration.
Other Properties

Bajo Pobre Property

The Bajo Pobre property covers 3,190 hectares and is mainly on the Estancia Bajo Pobre and is owned 100% by the Company. The property is located 90 kilometers south of the town of Las Heras.
In January 2006, CCSA signed a letter of intent with FK Minera S.A., an arm's length party to CCSA and CCSA's former parent corporation, to acquire a 100% interest in the Bajo Pobre property, a gold exploration property located in Santa Cruz province, Argentina.  On March 27, 2007 CCSA signed a definitive lease purchase agreement with FK Minera to acquire the Bajo Pobre property.  Pursuant to this agreement, CCSA can earn up to a 100% equity interest in the Bajo Pobre property by making cash payments and exploration expenditures over a 5 year earn-in period.
The Company has completed all lease payments to FK Minera S.A., the owner of the Bajo Pobre property.  The parties to the contract have finalized an amendment to the contract terms and therefore the Company's ability to retain rights to explore the Bajo Pobre property is affirmed.  As part of the amendment, the Company's obligation of exploration expenditures has been waived by FK Minera S.A., thus affirming the Company's right to ownership.
Geology and Mineralization

The Bajo Pobre project comprises an extensive low sulphidation epithermal gold/silver vein and stock work system located in the North-central region of the Deseado Massif in Santa Cruz Argentina. The known extent of the Bajo Pobre gold system encompasses more than 12 kilometers of exposed vein strike within a 5 square kilometer area of intense hydrothermal alteration.  The main vein system generally trends northeast and is comprised of at least five outcropping sub-parallel structures, varying between 1 and 10 meters in width, with an average outcrop width of 3 meters. These sub parallel veins converge on a hill which shows extensive stockwork, strong silicification, acid leaching and argillic alteration.  The mineralization is hosted within permeable dacitic to andesitic tuffaceous rocks of the Jurassic age Bajo Pobre Formation.

The Company's Bajo Pobre project does not have any known reserves, and the property does not have any processing infrastructure or equipment on site.  There are no power generation facilities on the property, and if it was to become a mine a power generation facility would have to be built or power lines would have to be run to the project.  The property does have access to a good water supply that can be utilized for both drilling and processing should it become a mine.
The Bajo Pobre project is without known reserves as defined by SEC industry Guide No. 7.
History

The Bajo Pobre property was discovered in 1970 and has been worked intermittently by several government entities and private companies.  However, serious exploration was not initiated until the mid- 90's with detailed geologic mapping and surface sampling.  Assays from this sampling yielded up to 40 grams per ton gold.  Drill targets identified from surface sampling were augmented in 2002 with additional targets derived from geophysical surveys.  In 2003 and 2004, the property saw a limited amount of exploration drilling which tested a small portion of these targets.  The specific work that was conducted from 1996 to 2004 included 62-line kilometers of IP/resistivity geophysical surveys, the emplacement and sampling of 40 trenches totaling 2,500 meters, more than 1000 surface chip and channel samples and 12 widely spaced shallow drill holes.
The Company has conducted cursory reconnaissance on the Bajo Pobre property.  The Bajo Pobre property was included in the exploration agreement with Eldorado Gold, an agreement later terminated by Eldorado in July 2013.
Mineral Exploration Activity

The Company completed detailed geological mapping, surface soil sampling and advanced drill targeting during 2012 on the Bajo Pobre project.  The Company did not carry out any exploration work on the Bajo Pobre project in 2013, 2014, 2015, 2016, or 2017.
Total costs incurred to date are approximately US$1.5 million.
There are no current detailed plans to conduct exploration on the property.
Royalties

If CCSA is able to commence commercial production on the Bajo Pobre property, CCSA shall pay FK Minera S.A. the greater of a 1% Net Smelter Royalty ("NSR") on commercial production or US$100,000 per year.  CCSA has the option to purchase the NSR for a lump sum payment of US$1,000,000 less the sum of all royalty payments made to FK Minera S.A. to that point.
Environmental Liabilities

There are no known environmental liabilities associated with the Bajo Pobre Property.

El Gateado Property

In March 2006, CCSA acquired the right to conduct exploration on the El Gateado property through a claim staking process for a period of at least 1,000 days, commencing after the Government issues a formal claim notice, and retain 100% ownership of any mineral deposit found within.
The Company has not yet received a formal claim notice pertaining to the El Gateado property. Should a mineral deposit be discovered, CCSA has the exclusive option to file for mining rights on the property.  The surface rights of the El Gateado claim are held by the following Ranches, Estancia Los Ventisqueros, Estancia La Primavera, Estancia La Virginia and Estancia Piedra Labrada.  The El Gateado claims are filed with the government under file #406.776/DPS/06.
The El Gateado project is without known reserves as defined by SEC industry Guide No. 7.
El Gateado is a 10,000-hectare exploration concession filed with the Santa Cruz Provincial mining authority. The El Gateado property is located in the north-central part of Santa Cruz province, contiguous to La Josefina on the east.
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

Mineral Exploration Activity - El Gateado

CCSA began field reconnaissance work on the El Gateado property in 2006 with the completion of a topographic survey, base map generation, and a staked grid. In late 2006 and early 2007, CCSA drilled 13 holes on the El Gateado property.  Results of this drilling program, based on assay results over 1 g/t Au, are included in the Company's Filing Statement dated November 30, 2009, as filed on SEDAR on December 3, 2009.

CCSA incurred approximately US$706,000 in exploration expenses on the initial El Gateado drilling program. CCSA's management conducted all exploration processes except for drilling, which was conducted by an independent Argentine drilling contractor. All assay results above were based on assay work performed by an independent assay laboratory.
CCSA was encouraged by these drilling results.  However, did not conduct any exploration activity on the El Gateado property in 2008, 2009 or 2010.
In the first quarter of 2011, CCSA prepared roads and drill pads at El Gateado.  The Company has spent approximately $50,000 on this infrastructure work.  During 2011, the Company completed 2,358 meters of drilling on the El Gateado property.
The Company did not carry out any exploration work on the El Gateado project in 2012, 2013 or 2014.
Total costs incurred to date are approximately US$1.5 million and no current detailed plans to conduct exploration on the property

Item 3. Legal Proceedings

A lawsuit was filed in Buenos Aires on March 18, 2011 by a former director and accounting consultant against the Company and its subsidiaries for damages in the amount of US$249,041, including wages, alleged bonus payments, interest and penalties. Subsequent to December 31, 2017 a settlement was reached (see Note 19(a) and Note 23 to the audited consolidated financial statements for the year ended December 31, 2017).

Item 4. Mine Safety Disclosures

The Company has no outstanding mine safety violations or other regulatory safety matters to report.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock is listed on the TSX Venture Exchange, also referred to as the "TSXV", and trades under the symbol "HMX.V". The following table sets forth the high and low sales prices per share expressed in Canadian dollars and
	High	Low	Volume
2016	$ CAD	$ CAD	(shares)
First Quarter	0.08	0.02	617,300
Second Quarter	0.35	0.05	1,603,700
Third Quarter	0.40	0.19	992,400
Fourth Quarter	0.35	0.24	550,600
	High	Low	Volume
2017	$ CAD	$ CAD	(shares)
First Quarter	0.34	0.21	416,000
Second Quarter	0.24	0.16	756,500
Third Quarter	0.28	0.13	778,800
Fourth Quarter	0.25	0.14	2,208,400

 As of December 31, 2017, there were 1,419 registered holders of record of the Company's common share and an undetermined number of beneficial holders.
Exchange Rates
The Company maintains its books of account in United States dollars and references to dollar amounts herein are to the lawful currency of the United States except that it is traded on the Toronto Venture Stock Exchange (TSXV) and, accordingly, stock price quotes and sales of stock are conducted in Canadian dollars (C$). The following table sets forth, for the periods indicated, certain exchange rates based on the noon rate provided by the Bank of Canada. Such rates are the number of Canadian dollars per one (1) U.S. dollar (US$). The high and low exchange rates for each month during the previous six months were as follows:
Month	High	Low
Jan-18	1.2535	1.2293
Dec-17	1.2886	1.2545
Nov-17	1.2888	1.2683
Oct-17	1.2893	1.2472
Sep-17	1.2505	1.2128
Aug-17	1.2755	1.2482

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2016 and 2017.
	Year Ended December 31
	(Canadian $ per U.S. $)
	2017	2016
Rate at end of Period	1.2545	1.3427
Low	1.2128	1.2562
High	1.3743	1.4661
Dividends
The Company has not paid any cash dividends on common shares since inception and do not anticipate paying any cash dividends in the foreseeable future. The Company plans to retain earnings, if any, to provide funds for the expansion of business.
Outstanding Share Data

The authorized share capital of the Company consists of an unlimited number of common shares and preferred shares without nominal or par value.  As at December 31, 2017, the Company's outstanding equity and convertible securities were as follows:
Securities	Outstanding
Voting equity securities issued and outstanding(1)	63,588,798 common shares
Securities convertible or exercisable into voting equity securities – stock options	Stock options to acquire up to 4,380,000 common shares
Securities convertible or exercisable into voting equity securities – warrants	22,500,000 warrants to acquire 22,500,000 common shares at an exercise price of $0.075 CAD per share before July 20, 2020
25,000,000 warrants to acquire 25,000,000 common shares at an exercise price of $0.050 CAD per share before October 13, 2020
1,362,500 warrants to acquire 1,362,500 common shares at an exercise price of $0.40 CAD per share before November 25, 2018

(1)
On June 24, 2015, the Company's common shares were consolidated on the basis of one (1) post-consolidation common share for every ten (10) pre-consolidation common shares.  All common share, share option, share purchase warrant and per share figures have been adjusted to reflect the 10:1 share consolidation.

Holders

As of December 31, 2017, the Company had 1,419 stockholders of record.

Dividends

The Company has never declared or paid cash dividends. There are currently no restrictions which limit the ability to pay dividends in the future.
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

Equity Compensation Plan Information for the Incentive Stock Option Plan

Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (CAD)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,380,000	$ 0.21	1,978,880
Equity compensation plans not approved by security holders	-	$ -	-

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Section 15(g) of the Securities Exchange Act of 1934

The company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell securities and may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

 The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are "forward-looking statements."  The Company's forward-looking statements include current expectations and projections about future production, results, performance, prospects and opportunities, including reserves and other mineralization. The Company has tried to identify these forward-looking statements by using words such as "may," "might," "will," "expect," "anticipate," "believe," "could," "intend," "plan," "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, the forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual production, results, performance, prospects or opportunities, including reserves and mineralization, to differ materially from those expressed in, or implied by, these forward-looking statements.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. Projections and other forward-looking statements included in this report have been prepared based on assumptions, which the Company believes to be reasonable, and in accordance with United States generally accepted accounting principles ("GAAP") or any guidelines of the Securities and Exchange Commission ("SEC"). Actual results may vary, perhaps materially. You are strongly cautioned not to place undue reliance on such projections and other forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hunt Mining Corporation or to persons acting on the Company's behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
You should read the following discussion and analysis of the Company's financial condition and results of operations together with its financial statements and related notes in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors" in this annual report on Form 10-K.
The Company

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
During the year ended December 31, 2017, the major source of funding was from sales of silver-gold concentrate and tailings, exceeding $9.2 million. Other sources of funding included loans from the Hunt Family Limited Partnership, and a loan facility from Ocean Partners; advanced against future concentrate sales.  The Company incurred net operating losses for the aggregate of years ended December 31, 2017 and 2016 but were profitable in 2017 by approximately $1.66 million. The Company remains focused on evaluating its mining properties in Argentina, with near term prospects of mining the La Josefina gold property and the continuation of production of silver-gold concentrate from the Mina Martha property.  The Company is also reviewing strategic opportunities, focusing primarily on development or operating properties.
 Results of Operations
For the Years Ended December 31, 2017 compared to December 31, 2016

Liquidity and Capital Resources

For the year ended December 31, 2017 the Company generated a net income of $1,655,914, or $0.03 per basic share, compared to a net loss of $3,109,074 or $0.05 per basic share, for the year ended December 31, 2016.  The increase was due to the sale of silver and gold concentrate and tailings from the Mina Martha property.
Working capital increase from 2016 to 2017 of $2,860,011 is primarily due to the sale of concentrate and negotiating more favorable repayment terms on loans.  See Notes 12 and 14 of the financial statements for further details.
The total assets increase from 2016 to 2017 of $2,460,200 primarily due to the continued restoration of the Mina Martha plant and equipment to bring it to intended useable state and receivables related to the sale of concentrate. Other capital assets were also acquired during the year that were needed for the extraction and processing of minerals.

The non-current liability increased balance from 2016 and 2017 of $1,170,335 is due to accretion of the asset retirement obligation for the Mina Martha property as well as reclassifying current debt to non-current.  See Note 14 of the financial statements.
The total shareholder's equity increase from 2016 to 2017 of $1,777,057 is due to the net income less adjustments for other comprehensive income, and for stock option offerings during 2017.
Summary of Results of Operations:

	December 31,	December 31,	Change from prior year
	2017	2016	Favorable (Unfavorable)
Net income (loss) for the year	$1,655,914	$(3,109,074)	$4,764,988
Net loss per share – basic:	0.03	(0.05)	0.08
Net loss per share – diluted:	0.01	(0.05)	0.06
Working capital	(5,308,822)	(8,168,833)	2,860,011
Total assets	8,531,328	6,071,128	2,460,200
Total non-current liabilities	2,142,030	971,695	(1,170,335)
Total shareholders' equity	(1,544,661)	(3,321,718)	1,777,057

The Company is in the exploration phase and has incurred losses since its inception up to 2017 at which point it began selling silver and gold concentrate. As shown in the accompanying consolidated financial statements, the Company has an accumulated loss of $35,993,656 through December 31, 2017. The Company intends to fund operations for the next twelve months sales of material from the Mina Martha property and the Josefina property
Financial Position
Cash
There was a small decrease in cash from 2016 mostly because the company used all excess cash generated from sales to pay down liabilities and purchase new operating assets. Of the $3,432,377 cash generated from operations, $2,599,799 was used for investing activities in mining assets and 1,040,289 was used to for financing activities to repay loans. See the accompanying footnotes 10-14 of the financial statements for details of the significant transactions.
Accounts Receivable
The sale of concentrate played a significant role in the Company's operations during 2017. With sales of 8,740,854, of which $1,144,740 remained receivable at December 31, 2017, the Company was able to achieve net income for the year. The company also has a value added tax recoverable of approximately $1,000,120.
Inventory
There remained approximately $333,000 of mineral inventory at December 31, 2017 from the results of mining and exploration.

Property, plant and equipment
Property plant and equipment consists of office furniture, computer equipment, geological equipment, and the Mina Martha plant and equipment assets.  In May 2016 the Mina Martha property purchased for $3 million and in 2017 it underwent a restoration project to bring it to a useable state. The costs incurred during the restoration process along with acquisition of other mining equipment were the primary reason for the increase in asset costs of $1,264,299 from 2016. Net of depreciation, total property, plant and equipment value increased by $98,707.
Trade Liabilities
The Company was able to eliminate liabilities related to the purchase of the Martha property of $1,500,000, however; there were increases in trade accounts payable and accrued liabilities of approximately $1,159,331 primarily due to the increase in mining activities.
Loan Payable and Long-term Debt
The Company acquired a new loan facility from a related party during the year up to $1,000,000 at any given time, of which $700,000 was outstanding as at December 31, 2017. The Company was also able to renegotiate the terms of its loan acquired in 2016 resulting in $1,368,594 being reclassified as a non-current liability.
Off-balance sheet arrangements
At December 31, 2017, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.
Contractual Obligations

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2017, the Company had net income of $1,655,914. As at December 31, 2017, the Company had an accumulated deficit of $35,993,656. The Company intends to continue funding operations through operation of the Martha Mine and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.
These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Additional Information and Accounting Pronouncements
Discussed below are the accounting policies that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense reported.
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

See Note 17 to the Consolidated Financial Statements for fair value disclosures.

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

(m) Silver and gold recovery

Recovery of concentrate and other income is recognized when title and the risks and rewards of ownership to delivered concentrate and commodities pass to the buyer and collection is reasonably assured. Sale of concentrate is classified as silver and gold recovery, net of expenses in profit and loss because the Company has not established proven or probable ore reserves and remains in the exploration stage as defined by Industry guide 7.
Not all Mina Martha costs are applied against Silver Recovery. Since the Company has no reserves, the Company is treated as an exploration company and as such, only direct mining and milling costs are applied against Silver Recovery. Other administrative, office, professional fees, and travel are disclosed separately.

From time to time, some of the Company's sales of concentrate are made under provisional pricing arrangements where the final sale prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, sales are recorded at period end based on latest information about prices and quantities available to management for the expected date of final settlement. Under such arrangements, the Company's receivable changes as the underlying commodity market price varies, this component of the contract is an embedded derivative which is recognized at fair value with changes in fair value recognized in profit and loss and receivables. Subsequent variations in prices and metal quantities are recognized as they occur.

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

Recent Accounting Pronouncements

Restricted Cash

 In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activities, which are currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on January 1, 2018.

Intra-Entity Transfers

In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on January 1, 2018.

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on January 1, 2018.

 Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The adoption of this ASU had no material impact on the Company's consolidated financial statements.

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

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is not permitted. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on January 1, 2018.

Inventory

In July 2015, ASU No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The adoption of this ASU had no material impact on the Company's consolidated financial statements.

Revenue recognition

In May 2014, ASU No. 2014-09 was issued related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017 and will be applied retrospectively. Early adoption is not permitted. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on January 1, 2018.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, "Exhibits, Financial Statement Schedules" and contained in this annual report on Form 10-K.

Hunt Mining Corp.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Hunt Mining Corp.

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hunt Mining Corp. (the "Company"), as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' deficiency, and cash flows for the years ended December 31, 2017 and 2016, and the related notes and schedules (collectively referred to as the "financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Hunt Mining Corp. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2017.

Vancouver, Canada	"DAVIDSON & COMPANY LLP"
April 16, 2018	Chartered Professional Accountants

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Balance Sheets
			December 31,	December 31,
	NOTE		2017	2016
CURRENT ASSETS:
Cash	17		$78,145	$108,272
Accounts receivable	12,17,20		2,144,830	126,453
Prepaid expenses			13,750	17,593
Other deposit	19	a	55,092	-
Inventory	7		333,320	-
Total Current Assets			2,625,137	252,318

NON-CURRENT ASSETS:
Mineral Properties	8		438,062	438,062
Property, plant and equipment	10		5,033,490	4,934,783
Performance bond	11,17		434,639	381,355
Other deposit	19	a	-	64,610
Deferred tax asset, less valuation allowance of $2,700,000
(December 31, 2016 - $4,829,000)	22		-	-
Total Non-Current Assets:			5,906,191	5,818,810

TOTAL ASSETS:			$8,531,328	$6,071,128

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	13,16,17,19a,23		$6,673,319	$3,087,611
Purchase price payable	8		-	1,500,000
Deferred advances			-	190,269
Interest payable	16,17		151,024	53,293
Transaction taxes payable	17		47,188	118,667
Loan payable and current portion of long-term debt	14,16,17		1,062,428	3,471,311
Total Current Liabilities:			7,933,959	8,421,151

NON-CURRENT LIABILITIES:
Long-term debt	14,16, 17		1,368,594	-
Asset retirement obligation	9		773,436	721,695
Contingent liability	19a, 23		-	250,000
Total Non-Current Liabilities:			2,142,030	971,695

TOTAL LIABILITIES:			$10,075,989	$9,392,846

STOCKHOLDERS' DEFICIENCY:
Capital stock: Authorized- Unlimited No Par Value Issued and outstanding - 63,588,798 common shares (December 31, 2016 - 63,588,798 common shares)	15		$24,695,186	$24,695,186
Additional paid in capital			9,696,520	9,661,992
Deficit			(35,993,656)	(37,649,570)
Accumulated other comprehensive income (loss)			57,289	(29,326)
Total Stockholders' Deficiency:			(1,544,661)	(3,321,718)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY:			$8,531,328	$6,071,128

Going Concern (Note 3)
Commitments and Provision (Note 19)
Subsequent Events (Note 23)

Approved on behalf of the Board of Directors

Signed CEO "Tim Hunt"

Signed CFO "James Meek"

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars
Consolidated Statements of Operations and Comprehensive Income (Loss)
			Years ended December 31,
	NOTE		2017	2016
OPERATING EXPENSES:
Professional fees	16		$887,198	$508,817
Directors fees			3,934	-
Exploration expenses			752,341	783,127
Travel expenses			310,718	259,532
Administrative and office expenses	16		295,921	319,896
Payroll expenses	16		402,785	501,350
Share based compensation	15,16		34,528	256,484
Interest expense	16		462,127	208,427
Banking charges			104,227	30,187
Depreciation	10		1,165,592	83,540
Total operating expenses:			$4,419,371	$2,951,360

OTHER INCOME/(EXPENSE):
Silver and gold recovery, net of expenses	20		$5,757,321	$-
Interest income			16,292	17,841
Transaction taxes			(33,169)	(60,313)
Gain (loss) on foreign exchange			(11,910)	(71,579)
Contingent liability recovery	19	a	73,970	-
Accretion expense	9		(68,068)	(43,663)
Recovery of written-off value added tax, net of write-off			340,849	-
Total other income (expense):			$6,075,285	$(157,714)

NET INCOME (LOSS) FOR THE YEAR			$1,655,914	$(3,109,074)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in value of performance bond	11		53,284	28,777
Foreign currency translation adjustment			33,331	(147,303)

TOTAL NET INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS) FOR THE YEAR:			$1,742,529	$(3,227,600)

Weighted average shares outstanding - basic			63,588,798	62,313,989
Weighted average shares outstanding - diluted			115,163,798	62,313,989

NET INCOME (LOSS) PER SHARE - BASIC:			$0.03	$(0.05)
NET INCOME (LOSS) PER SHARE - DILUTED:			$0.01	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Statement of Changes in Stockholders' Deficiency

			Accumulated
			Other	Additional
	Capital		Comprehensive	Paid in
	Stock	Deficit	Income (Loss)	Capital	Total

Balance -January 1, 2016	$24,560,711	$(34,540,496)	$89,200	$9,296,239	$(594,346)
Net Loss	-	(3,109,074)	-	-	(3,109,074)
Other comprehensive loss	-	-	(118,526)	-	(118,526)
Capital stock issued, net	243,744	-	-	-	243,744
Portion of units attributable to warrants issued	(109,269)	-	-	109,269	-
Share based compensation	-	-	-	256,484	256,484
Balance - December 31, 2016	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)

Balance - January 1, 2017	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)
Net Income	-	1,655,914	-	-	1,655,914
Other comprehensive income	-	-	86,615	-	86,615
Share based compensation	-	-	-	34,528	34,528
Balance - December 31, 2017	$24,695,186	$(35,993,656)	$57,289	$9,696,520	$(1,544,661)

The accompanying notes are an integral part of these consolidated financial statements.
29

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Statements of Cash Flows
	Years ended December 31,
	NOTE	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$1,655,914	$(3,109,074)
Items not affecting cash
Depreciation	10	1,165,592	83,540
Contingent liability recovery		(73,970)	-
Gain on foreign exchange		(6,809)	3,799
Share based compensation	15	34,528	256,484
Realized gain on marketable securities		-	-
Accretion	9	68,068	43,663
Net change in non-cash working capital items
Increase in accounts receivable		(2,018,377)	(40,697)
Decrease (increase) in prepaid expenses		4,362	(11,016)
Increase in inventory		(333,320)	-
Increase in accounts payable and accrued liabilities		2,910,022	1,784,939
Increase in interest payable		97,731	53,293
Increase in transaction taxes payable		(71,479)	37,034
		3,432,262	(898,035)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	10	(2,599,799)	(2,111,793)
Purchases of mineral property		-	(438,062)
		(2,599,799)	(2,549,855)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of share capital	15	-	243,744
Change in bank line of credit (net)		-	(29,362)
Proceeds from loans	14	4,400,000	3,500,000
Repayment of loans	14	(5,440,289)	(28,689)
		(1,040,289)	3,685,693

NET INCREASE IN CASH:		(207,826)	237,803

EFFECT OF FOREIGN EXCHANGE ON CASH		177,699	(162,214)

CASH, BEGINNING OF YEAR:		108,272	32,683

CASH, END OF YEAR:		$78,145	$108,272

Taxes paid		$146,090	$-
Interest paid		$143,695	$59,536

SUPPLEMENTAL NON-CASH INFORMATION
Reclassification of long-term debt from current	14	$1,368,594	$-
Change in value of performance bond		$53,284	$-
PP&E included in AP		$164,500	$1,500,000
Reclassification of contingent liability to accrued liability	19a,23	$176,030	-

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

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

The Company's activities include the exploration and processing of minerals from properties in Argentina including the Mina Martha project (Note 8). On the basis of information to date, the Company has not yet determined whether the Exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.  The Mina Martha project was purchased in the second quarter of 2016 and refurbishing activities began in late 2016. The Company finished all refurbishments to the Mina Martha project in the first quarter of 2017 and began selling concentrate in the second quarter of 2017.

Despite the sale of concentrate, the Mina Martha project remains in the exploration stage because management has not established proven or probable ore reserves required to be classified in either the development or production stage.  As such, the sales of concentrate are classified as silver and gold recovery, net of expenses in profit and loss.

2.    Basis of presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP").

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

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

3.    Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2017, the Company had net income of $1,655,914. As at December 31, 2017, the Company had an accumulated deficit of $35,993,656. The Company intends to continue funding operations through operation of the Martha Mine and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.
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
Year ended December 31, 2017 and 2016

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

See Note 17 to the Consolidated Financial Statements for fair value disclosures.

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
Year ended December 31, 2017 and 2016

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
Year ended December 31, 2017 and 2016

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

(m) Silver and gold recovery

Recovery of concentrate and other income is recognized when title and the risks and rewards of ownership to delivered concentrate and commodities pass to the buyer and collection is reasonably assured. Sale of concentrate is classified as silver and gold recovery, net of expenses in profit and loss because the Company has not established proven or probable ore reserves and remains in the exploration stage as defined by Industry guide 7.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

Not all Mina Martha costs are applied against Silver Recovery. Since the Company has no reserves, the Company is treated as an exploration company and as such, only direct mining and milling costs are applied against Silver Recovery. Other administrative, office, professional fees, and travel are disclosed separately.

From time to time, some of the Company's sales of concentrate are made under provisional pricing arrangements where the final sale prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, sales are recorded at period end based on latest information about prices and quantities available to management for the expected date of final settlement. Under such arrangements, the Company's receivable changes as the underlying commodity market price varies, this component of the contract is an embedded derivative which is recognized at fair value with changes in fair value recognized in profit and loss and receivables. Subsequent variations in prices and metal quantities are recognized as they occur.

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

5.    Recently Issued Accounting Pronouncements

Restricted Cash

 In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activities, which are currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on January 1, 2018.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

Intra-Entity Transfers

In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on January 1, 2018.

Statement of Cash Flows

In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on January 1, 2018.

 Stock-based compensation

In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The adoption of this ASU had no material impact on the Company's consolidated financial statements.

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

Investments

In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is not permitted. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on January 1, 2018.

Inventory

In July 2015, ASU No. 2015-11 was issued related to inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The adoption of this ASU had no material impact on the Company's consolidated financial statements.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016
Revenue recognition

In May 2014, ASU No. 2014-09 was issued related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017 and will be applied retrospectively. Early adoption is not permitted. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on January 1, 2018.

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

Income Taxes and value-added taxes receivable

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

The Company has receivables due from the Argentinian government for value-added taxes.  Significant estimates and judgements are involved in the assessment of recoverability of these receivables.  Changes in management's impairment assumptions may result in an additional impairment provision, or a reduction to any previously recorded impairment provision, with the impact recorded in profit and loss.

Provisions

Management makes judgments as to whether an obligation exists and whether an outflow of resources embodying economic benefits of a liability of uncertain timing or amount is probable, not probable or remote.  Management considers all available information relevant to each specific matter.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

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
Year ended December 31, 2017 and 2016

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

Silver and gold recovery

From time to time, some of the Company's sales of concentrate are made under provisional pricing arrangements where the final sale prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, sales are recorded at period end based on latest information about prices and quantities available to management for the expected date of final settlement.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

7.    Inventory

	December 31, 2017	December 31, 2016

Silver concentrate	$128,894	$-
Ore stockpiles	98,210	-
Materials and supplies	106,216	-
	$333,320	$-

8.    Mineral properties
(a) Acquisition of Mina Martha project

On May 6, 2016, the Company acquired the assets of the Mina Martha project from Coeur Mining Inc. ("Coeur"). The Mina Martha project consists of land, mineral rights, a mine camp, offices, a warehouse, maintenance shop, mining facilities including a flotation mill and a tailings retention facility. The transaction has been accounted for as acquisition of assets. The consideration of $3,000,000 paid by Hunt Mining Corp., and the transaction costs of $129,360 have been allocated to the assets and liabilities acquired based on their relative fair value on the date of acquisition. During the year ended December 31, 2017, the Company paid the remaining purchase price of $1,500,000 outstanding as at December 31, 2016.

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
Year ended December 31, 2017 and 2016

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
As at December 31, 2017 this project has a carrying amount of $Nil (2016- $Nil) on the Consolidated Balance Sheet.
 (c) Acquisition of La Valenciana project
On November 1, 2012, the Company entered into an agreement for the exploration of the La Valenciana project in Santa Cruz province, Argentina.  The agreement is for a total of 7 years, expiring on October 31, 2019. The agreement requires the Company to spend $5,000,000 in exploration on the project over 7 years. If the Company elects to exercise its option to bring the La Valenciana project into production, it must grant Fomicruz a 9% ownership in a new JV Corporation to be created by the Company to manage the project and the Company will have a 91% ownership interest in the JV Corporation.

9.    Asset retirement obligation
On May 6, 2016, the Company purchased the Mina Martha project (Note 8) that has an estimated life of 8 years. The Company is legally required to perform reclamation on the site to restore it to its original condition at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of a liability for an asset retirement obligation in the amount of $678,032. The total amount of undiscounted cash flows required to settle the estimated obligation is $1,226,817 which has been discounted using a credit-adjusted rate of 10% (2016 – 10%) and an inflation rate of 2% (2016 – 2%).

The Company capitalized that cost as part of the carrying amount of the flotation plant acquired as part of the Mina Martha project, which is depreciated on a straight-line basis over 8 years.

The following table describes all of the changes to the Company's asset retirement obligation liability:

	December 31,	December 31,
	2017	2016
Asset retirement obligation at beginning of year	$721,695	$-
Additions	-	678,032
Foreign exchange	(16,327)	-
Accretion expense	68,068	43,663
Asset retirement obligation at end of year	$773,436	$721,695

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

10.    Property, Plant and Equipment
	Land	Plant	Buildings	Vehicles and Equipment	Total
Cost
Balance at December 31, 2015	$714,103	$-	$-	$1,132,837	$1,846,940
Additions	321,294	2,631,646	117,500	1,219,385	4,289,825
Balance at December 31, 2016	1,035,397	2,631,646	117,500	2,352,222	6,136,765
Additions	-	792,055	-	472,244	1,264,299
Balance at December 31, 2017	$1,035,397	$3,423,701	$117,500	$2,824,466	$7,401,064

Accumulated amortization
Balance at December 31, 2015	$-	$-	$-	$1,118,442	$1,118,442
Depreciation for the year	-	-	-	83,540	83,540
Balance at December 31, 2016	-	-	-	1,201,982	1,201,982
Depreciation for the year	-	753,391	29,375	382,826	1,165,592
Balance at December 31, 2017	$-	$753,391	$29,375	$1,584,808	$2,367,574

Net book value
At December 31, 2016	$1,035,397	$2,631,646	$117,500	$1,150,240	$4,934,783
At December 31, 2017	$1,035,397	$2,670,310	$88,125	$1,239,658	$5,033,490

11.    Performance bond
The performance bond, originally required to secure the Company's rights to explore the La Josefina property, is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035.  The bond trades in the secondary market in Argentina.  The bond was originally purchased for $247,487.  As of the year ended December 31, 2017, the value of the bond increased to $434,639 (December 31, 2016 - $381,355).  The change in the face value of the performance bond of $53,284 for the year ended December 31, 2017 (December 31, 2016- $28,777) is recorded as other comprehensive income (loss) in the Company's consolidated statement of operations and comprehensive income (loss).

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

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

12.  Accounts receivable
	Year ended
	December 31,
	2017	2016
Receivable from sale of concentrate	$1,144,710	$-
Value added tax ("VAT") recoverable	1,000,120	-
Other receivables	-	126,453
Total accounts receivable	$2,144,830	$126,453

During the year ended December 31, 2017 the Company recognized $1,000,120 (2016 - $Nil) VAT recoverable due to export sales of concentrate.  Such sales are treated as zero-rated transactions in Argentina, nevertheless VAT related to these transactions can either be used as a credit against output VAT or refunded in cash.

13.    Accounts payable
		Year ended
	Note	December 31,
		2017	2016
Accounts payables due to related parties	16	$4,410,894	$1,984,517
Trade accounts payable and accrued liabilities		2,262,425	1,103,094
Total accounts payable and accrued liabilities		$6,673,319	$3,087,611

14. Loan Payable and long-term debt
The Following is a summary of all loans.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
Unsecured loan payable to related party at 8% interest per annum, due 2022[1] (Note 16)	$1,731,022	$1,972,092

Unsecured loan payable to related party at 8% interest per annum, due on demand (Note 16)	700,000	-

Loan payable, repayable in monthly installments of $15,000 per dry metric ton of concentrate, at 6% per annum, secured by concentrate, due 2017[2]	-	1,499,219
	$2,431,022	$3,471,311
Less current portion	(1,062,428)	(3,471,311)
Lont-term debt	$1,368,594	$-
[1]Principal payments on long-term debt are due as follows.
Year ending December 31,
2018	$362,428
2019	$375,510
2020	$394,590
2021	$414,910
2022	$183,584

2During the year ended December 31, 2017, the maturity date of the loan payable was extended to May 9, 2022.  The modification of the loan payable did not result in an extinguishment in accordance with ASC 470-50. During the year ended December 31, 2017 loan payable was re-classified as long-term debt.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

During the year ended December 31, 2017, the Company received a separate $1,500,000 loan from the same party who had a loan payable balance outstanding of $1,499,219 as at December 31, 2016.  As at December 31, 2017, both loans had been entirely repaid.  Subsequent to December 31, 2017, the Company received a loan from the same party under a new facility in the amount of $900,000 (Note 23).

15.  Capital Stock

Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued:
Common Shares	Year ended		Year ended
	December 31, 2017		December 31, 2016
	Number	Amount	Number	Amount
Balance, beginning of year	63,588,798	$24,695,186	62,150,298	$24,560,711
Non-brokered private placements	-	-	1,313,500	229,433
Exercise of stock options	-	-	125,000	14,311
Portion of units attributable to warrants issued	-	-	-	(109,269)
Balance, end of year	63,588,798	$24,695,186	63,588,798	$24,695,186

Warrants	Year ended		Year ended
	December 31, 2017		December 31, 2016
	Number	Amount	Number	Amount
Balance, beginning of year	48,862,500	$ 735,152	47,500,000	$ 625,883
Portion of units attributable to warrants issued	-	-	1,362,500	109,269
Balance, end of year	48,862,500	$ 735,152	48,862,500	$ 735,152

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
Year ended December 31, 2017 and 2016

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
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on December 31, 2017
Stock options	$0.15 - $1.00	4,380,000	3.28	$0.21	4,380,000

	December 31, 2017.		December 31, 2016
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of year	4,225,000	$0.24	434,753	$1.59
Granted	200,000	$0.20	4,000,000	$0.15
Forfeiture of stock options	-	$0.00	(35,000)	$1.00
Expiration of stock options	(45,000)	$3.00	(49,753)	$3.34
Exercise of stock options	-	$0.00	(125,000)	$0.15
Balance, end of year	4,380,000	$0.21	4,225,000	$0.24

On June 14, 2017, 200,000 stock options were granted to the Company's controller with an exercise price of $CAD 0.20 and expiry date of June 14, 2022. On May 20, 2016, the Company granted 4,000,000 options with an exercise price of $CAD 0.15 to directors, officers, employees and consultants. The $34,528 fair value (2016 - $256,484) of the options granted were calculated using the Black-Scholes option pricing model and using the following assumptions:

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

	Year ended
	December 31,
	2017	2016
Discount rate	1.11%	0.42%
Expected volatility	235.10%	205.09%
Expected life (years)	5	5
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Stock price	$CAD 0.23	$CAD 0.05

On February 27, 2017, 45,000 options with an exercise price of CAD 3.00 expired.

As at December 31, 2017, the Company's outstanding and exercisable stock options had an aggregate intrinsic value of $316,717 (December 31, 2016 - $374,898).
Warrants:
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)
Warrants	0.05 - 0.40	48,862,500	2.63	$0.07

	December 31, 2017		December 31, 2016
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of year	48,862,500	$0.07	47,500,000	$0.06
Warrants	-	-	1,362,500	$0.40
Balance, end of year	48,862,500	$0.07	48,862,500	$0.07

16.    Related Party Transactions
During the year ended December 31, 2017, the Company incurred $155,004 (2016- $155,004) in professional fees expense from a key managerial person of CCSA and $37,437 (2016 -$Nil) relating to property rental recorded in silver and gold recovery.  Included in accounts payable and accrued liabilities as at December 31, 2017 was $254,089 (December 31, 2016- $180,359) owing to the President of CCSA for professional geological fees and property rental.

During the year ended December 31, 2017, the Company incurred $55,200 (2016- $43,200) in professional fees expense relating to the accounting services of a key managerial person of CCSA. Included in accounts payable and accrued liabilities as at December 31, 2017, the Company had a payable owing to the director of CCSA of $15,810 (December 31, 2016- $39,403).

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

During the year ended December 31, 2017, the Company incurred $282,223 (2016- $347,183) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to an entity controlled by a director of the Company. In 2017 this entity also advanced $1,659,963 (2016- $1,644,712) to the Company for general administrative purposes. The advances accrue interest at 7% per annum compounding on a monthly basis and are unsecured. During the year ended December 31, 2017, the Company incurred $181,716 (2016 - $92,067) in interest expense on these advances. As at December 31, 2017, the combined balance of payables for services, advances, and interest due to this entity was $3,807,423 (2016 - $1,576,506), which is included in accounts payable and accrued liabilities.

The Company has a loan balance to a director of the Company of $1,731,022 (December 31, 2016- $1,972,092). During the year ended December 31, 2017 the Company made payments of $241,070 (2016 -$27,908) on the loan principle. During the year ended December 31, 2017, this director modified the repayment terms of the loan and subsequently this loan has been reclassified to long-term (see note 14). Also, during the year ended December 31, 2017, this director loaned an additional $2,900,000 to the Company, of which $2,200,000 was repaid prior to December 31, 2017. The Company incurred interest expense of $186,676 (December 31, 2016- $112,381) of which $151,024 is included in interest payable at December 31, 2017 (December 31, 2016- $53,293).

Included in accounts payable and accrued liabilities as at December 31, 2017, are amounts owing to a key managerial person of the Company for consulting fees of $98,549 (December 31, 2016- $50,956).

Included in accounts payable and accrued liabilities as at December 31, 2017, are amounts owing to a director of the Company for compensation of $84,000 (December 31, 2016– $84,000).

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

	Year ended
	December 31, 2017	December 31, 2016
Salaries and benefits	$124,977	$136,143
Professional fees	361,863	272,181
Share based compensation	-	164,000
	$486,840	$572,324

17.    Financial Instruments
The Company's financial instruments consist of cash, accounts receivable, performance bond, accounts payable and accrued liabilities, purchase price payable, transaction taxes payable, loan payable, interest payable, and long-term debt.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

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

Fair value
As at December 31, 2017, there were no changes in the levels in comparison to December 31, 2016.  The fair values of financial instruments are summarized as follows:

	December 31, 2017				December 31, 2016
	Carrying amount		Fair value		Carrying amount		Fair value
	$		$		$		$
Financial Assets

FVTPL
Cash (Level 1)		78,145		78,145		108,272		108,272

Available for sale
Performance bond (Level 1)		434,639		434,639		381,355		381,355

Loans and receivables
Accounts receivable		2,144,830		2,144,830		126,453		126,453

Financial Liabilities

Other financial liabilities
Accounts payable and accrued liabilities		6,673,319		6,673,319		3,087,611		3,087,611
Purchase price payable		-		-		1,500,000		1,500,000
Transaction taxes payable		47,188		47,188		118,667		118,667
Interest payable		151,024		151,024		53,293		53,293
Loan payable		1,062,428		1,062,428		3,471,311		3,471,311
Long-term debt		1,731,022		1,731,022		-		-

Cash and performance bond are measured based on Level 1 inputs of the fair value hierarchy on a recurring basis.
The carrying value of accounts receivable, accounts payable and accrued liabilities, purchase price payable, transaction taxes payable, loan payable, interest payable, and long-term debt approximate their fair value because of the short-term nature of these instruments and because long-term debt approximates a market rate of interest.  The Company assessed that there were no indicators of impairment for these financial instruments.

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution.  Accounts receivable consist of trade receivables and VAT recoverable and are not considered subject to significant risk, because the amounts are due from a government and a customer who is considered credit worthy.

The Company has concentrations of credit risk with respect to its trade receivables, the majority of which are concentrated geographically in Argentina amongst a small number of customers. As at December 31, 2017, the Company had one customer whose trade receivable of $1,144,710 accounted for greater than 10% of the total trade receivables.  As of December 31, 2016, the Company had no customers who accounted for greater than 10% of the total trade receivables.  The Company controls credit risk through monitoring procedures, and by performing credit evaluations of its customers, but generally does not require collateral to secure accounts receivable.

The Company has concentrations in the volume of sales it made to customers.  For the year ended December 31, 2017, the Company made sales of $8,740,854 to one customer which accounted for greater than 10% of the total silver and gold recovery, net of expenses.  For the year ended December 31, 2016 the Company did not have sales.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At December 31, 2017, the Company had total cash balances of $78,145 (December 31, 2016- $108,272) at financial institutions, where $Nil (December 31, 2016- $Nil) is in excess of federally insured limits.

18.    Segmented Information

All of the Company's operations are in the mineral properties exploration industry with its principal business activity in mineral exploration.  The Company conducts its activities primarily in Argentina. All of the Company's long-lived assets are located in Argentina. All of the Company's silver and gold recovery arose from sales made in Argentina.

19.    Commitments and Provision

a)
On March 18, 2011, a lawsuit was filed against the Company and its subsidiaries by a former director and consultant "the Consultant".  The lawsuit claimed that the Consultant was an employee of the Company, not a consultant, since 2006. Subsequent to the year ended December 31, 2017, the lawsuit was settled (Note 23), resulting a total payment of $176,030.  This amount has been included in accounts payable and accrued liabilities, and the difference between the settlement amount and the previously recorded contingent liability of $250,000 was recognized as a contingent liability recovery of $73,970 in profit and loss.  As at December 31, 2017 the Company had an amount totaling $55,092 (2016 - $64,610) withheld from its Argentine bank account and placed in escrow with the Court pending the outcome of the lawsuit.  This amount was released subsequent to year end as part of the settlement payment.

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

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

20.    Silver Recovery
Silver recovery includes the sales from concentrate sold during the year ended December 31, 2017 from the Martha Mine project of $8,740,854. It also includes $514,979 from tailing sales from the Martha Mine project. Silver recovery revenues have been reported net of direct operating expenses of $3,498,512 for the year ended December 31, 2017. Accounts receivable include $1,144,710 for the sales of concentrate.

21. Bank Indebtedness
The Company has a variable rate line of credit available for $50,000 with interest charged at the lender's Index Rate plus 1.0%, with a floor of 4.25%.  As at December 31. 2017 and 2016 the balnce of bank indebtedness was $Nil.

22.    Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2017	2016

Net income (loss) for the year	$1,655,914	$(3,109,074)

Expected income tax (recovery)	431,000	(886,000)
Change in statutory, foreign tax, foreign exchange rates and other	1,240,000	(87,000)
Permanent Difference	404,000	386,000
Adjustments to prior years provision versus statutory tax returns and expiry of non-capital losses	73,000	-
Change in unrecognized deductible temporary differences	(2,148,000)	587,000
Total income tax expense (recovery)	$-	$-

Current income tax	$-	$-
Deferred tax recovery	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2017 was $(2,700,000) and (December 31, 2016 - $(4,829,000) respectively.  The change in the valuation allowance of $2,129,000 was due to non-capital loss carry forwards being offset by current year net income.

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below:

	2017	2016
Deferred Tax Assets (liabilities)
Share issue costs	-	1,000
Non-capital losses available for future period	2,700,000	4,828,000
	2,700,000	4,829,000
Valuation allowance	(2,700,000)	(4,829,000)
Net deferred tax assets	$-	$-

Hunt Mining Corp.
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
Year ended December 31, 2017 and 2016

The significant components of the Company's temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated statement of financial position are as follows:

	2017	Expiry Date Range	2016	Expiry Date Range
Temporary Differences
Share issue costs	1,000	2038 to 2041	2,000	2037 to2040
Non-capital losses available for future period	11,335,000	2026 to 2037	14,567,000	2026 to 2036

Tax attributes are subject to review, and potential adjustment by tax authorities.

23.    Subsequent Events

Subsequent to December 31, 2017, the Company borrowed $900,000 from Ocean Partners. The loan bears interest at 6% per annum and is repayable in instalments calculated at $15,000 per dry metric tonne of concentrate sold

Subsequent to the year ended December 31, 2017, the Company settled the claim resulting in a total payment of $176,030.  This amount has been included in accounts payable and accrued liabilities, and the difference between the settlement amount and the previously recorded contingent liability of $250,000 was recognized as a contingent liability recovery of $73,970 in profit and loss.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.
ITEM 9A: CONTROLS AND PROCEDURE S Disclosure Controls and Procedures

The management of Hunt Mining Company has evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective and designed to provide reasonable assurance that (i) information required to be disclosed in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The management of Hunt Mining Company, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment, management has concluded that, as of December 31, 2017, internal control over financial reporting is effective based on these criteria.
Changes in Internal Control over Financial Reporting

Previous independent registered public accounting firm

(a) From March 23, 2015 through March 20, 2017, Crowe MacKay LLP (Crowe) was the Company's independent registered public accounting firm.  On March 20, 2017, Crowe advised us that it was resigning as the independent public accountant.

(b) None of the Company's previous audit reports, in particular the audit reports for the fiscal years ended December 31, 2016 and December 31, 2015, contained any adverse opinion or disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern qualification on the Company's financial statements for the fiscal years ended December 31, 2016 and December 31, 2015.
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
New independent registered public accounting firm

On March 21, 2017, the Company engaged Davidson & Company LLP, 1200-609 Granville Street, Vancouver, British Columbia BC V7Y 1G6; telephone 604-687-0947, an independent registered public accounting firm, as its principal independent accountant with the approval of the board of directors.
During the two most recent fiscal years and through the date of engagement, the Company has not consulted with Davidson & Company LLP regarding either:
1. The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to us nor oral advice was provided that Davidson & Company LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or
 2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9B: OTHER INFORMATION

None.

PART III

 ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of officers and directors:

Name	Age	Position	Position Held Since
Tim Hunt	65	Director, President, CEO	April 2010
Robert Little	61	Chief Administration Officer	June 2016
James Meek	66	Chief Financial Officer	June 2016
Darrick Hunt	40	Director	Dec. 2009
Alan Chan	67	Director	Aug. 2006
Alastair Summers	81	Director	April 2014

All officers identified above serve at the discretion of the Board and have consented to act as officers of the Company.
Set forth below is a brief description of the background and business experience of the executive officers and directors:
Tim Hunt (Chairman of the Board/CEO)

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
Robert Little (Chief Administrative Officer, Secretary, Treasurer and former Financial Officer and Secretary)

Mr. Little served as CFO, Secretary and Treasurer from January 2014 until June 2016, and was then appointed Chief Administration Officer, retaining his roles as Secretary and Treasurer.  Mr. Little has years of international business and financial experience. Mr. Little has had an intimate involvement in all aspects of Hunt Mining, since the Corporation's inception, serving as the direct assistant to President/CEO Tim Hunt. As the company continues transitioning in to a producer of gold and silver, Mr. Little will be instrumental in the development of such future activities.

Darrick Hunt (Director)

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

Alastair H. Summers (Director)

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
Alan Chan (Director)

Alan Chan is a professional engineer and an entrepreneur. He graduated from University of Saskatchewan with a Bachelor of Science Degree in 1973. Since graduation, he worked in a number of industries and held various senior technical and management positions. In 1994, he founded China Pacific Industrial Corp. to pursue joint venture projects in China. Since the mid-1990s, Mr. Chan has been involved in the establishment of a number of public companies and assisted them in completing a number of financings, mergers and acquisitions. Until August 2006, he was the President and Chief Executive Officer of IVG Enterprises, listed on the TSX Venture Exchange. He was also a director of IVG Enterprises until August 30, 2007. He is a director, Chief Financial Officer and Secretary of Grand Power Logistics Group Inc., listed on the TSX Venture Exchange, and is a director of Ginger Beef Corporation, listed on the TSX Venture Exchange.
Leon Hardy (Chief Operations Officer and Director of Mining)

Mr. Hardy is the former COO and Senior Vice-President for Coeur Mining Inc. (CDE:NYSE), and has over 40 years of technical and operational experience which includes 12 years in Latin America. Mr. Hardy holds a Bachelor of Science in Geological Engineering from the University of Arizona and is a registered professional engineer. Mr. Hardy resided in Argentina for 5 years, while being the general manager of the Martha Mine and was instrumental from the initial startup thru the 240 TPD Mill construction and subsequent full-scale operations. Mr. Hardy has operational, cost control, due diligence, strategic mine planning, and feasibility studies experience, and maintains strong political relationships with regional emphasis in Argentina.
James Meek (Chief Financial Officer)

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

COMMITTEES OF THE BOARD OF DIRECTORS
The Company has a separately-designated audit committee of the board. The audit committee is responsible for: (1) selection and oversight of the independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the Company's audit committee charter is filed as an exhibit to this report. The Audit Committee for Hunt Mining Corporation consists of Mr. Darrick Hunt, Mr. Alan Chan and Mr. Alastair Summers.
This committee acts on behalf of the board of directors to approve compensation arrangements for management and review the compensation paid to the board of directors. A copy of the Company's compensation committee charter is filed with this report as Exhibit. The Compensation Committee for Hunt Mining Corporation consists of Mr. Alan Chan.
Corporate Governance Guidelines

All the Company's employees, including executive officers, are required to comply with the Company's Code of Conduct. Additionally, the Chief Executive Officer, Chief Financial Officer, and senior officers must comply with the Company's Code of Business Conduct and Ethics for Senior Officers. The purpose of these corporate policies is to ensure to the greatest possible extent that business is conducted in a consistently legal and ethical manner.  The text of the Code of Conduct and the Code of Business Conduct and Ethics for Senior Officers is available on the Company's website (www.Huntmining.com).  The Company intends to disclose on its website any amendment to, or waiver from, a provision of policies as required by law.
ITEM 11: EXECUTIVE COMPENSATION
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
During the year ended December 31, 2017, the Corporation had four "Named Executive Officers" or "NEOs", Mr. Tim Hunt, the Corporation's Executive Chairman of the Board of Directors, President and Chief Executive Officer, Mr. James Meek, the Corporation's Chief Financial Officer, Mr. Robert Little, the Corporation's Chief Administrative Officer, Secretary and Treasurer, and Mr. Leon Hardy, the Corporation's Chief Operating Officer,
Elements of the Compensation Program

The three elements of the Corporation's compensation program during the financial years ended December 31, 2017 are (i) base salary and benefits, and (ii) an incentive stock option plan and (iii) incentive cash bonus. Each item of the compensation program is discussed below.

Base Salaries and Benefits

Salaries of executive officers are based on informal discussions and analysis by the Board of Directors. The Board of Directors has not used any formula in the determination of executive salaries. Base salaries are paid at levels that reward executive officers for ongoing performance and that enable the Corporation to attract and retain qualified executives with a demonstrated ability to maximize shareholder value. Base pay is a critical element of compensation program because it motivates the NEOs with stability and predictability, which allows the Named NEOs to focus their attention on maximizing shareholder value and other business initiatives. Although the Corporation has no specific formula for determining base salary, the Corporation may consider the following factors, among others: the executive's current base salary, qualifications and experience, industry knowledge, scope of responsibilities, past performance and length of service with the Corporation. The Corporation does not apply a specific weighting to any of the above factors. The Compensation Committee has not established formal periodic compensation review procedures; however, salaries and other elements of executive compensation will be reviewed periodically by the Compensation Committee and the Board of Directors.
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
The number of stock options allocated to executive officers and directors will be determined by the Compensation Committee on a case by case basis. The Corporation has not adopted formal formula or formal procedures to determine stock option allocation to executives and directors. Previous grants of stock options are taken into consideration when new option grants are contemplated. The grant of stock options is used to, among other things, attract, motivate, and retain qualified executive officers and directors by providing them with long-term incentives that will encourage them to add value to the Corporation. Stock options also serve to align executives' and directors' long-term interests with those of shareholders.
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

In 2017, in order to conserve limited financial resources, no incentive cash bonuses were paid based on management meeting objectives set by the Board of Directors.

SUMMARY COMPENSATION TABLE

The following table sets forth all annual and long-term compensation in US dollars for services in all capacities to the Corporation for each of the years ended December 31, 2016 and 2017 in respect of the Named Executive Officers expressed in US dollars:
Officers Compensation Table		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Robert Little (1)	2016	106,154	-	-	30,942	-	-	-	137,096
Chief Administration Officer, Former Chief Financial Officer and Secretary	2017	124,977	-	-	-	-	-	-	124,977
James N Meek	2016	68,287	-	-	20,628	-	-	-	88,915
Chief Administration Officer, appointed 06-14-2016	2017	114,222	-	-	-	-	-	-	114,222
Leon Hardy	2016	59,721	-	-	51,571	-	-	-	111,292
Chief Operating Officer, appointed 05-17-2016	2017	81,020	-	-	-	-	-	-	81,020
Tim Hunt(2)	2016	-	-	-	103,141	-	-	-	103,141
Executive Chairman, President and Chief Executive Officer	2017	-	-	-	-	-	-	-	-

(1)	Mr. Little served as the Chief Financial Officer and Secretary of the Corporation from beginning January 2014 until June 2016.

(2)
Mr. Hunt was appointed Executive Chairman of the Corporation's board of directors on April 26, 2010.  Mr. Hunt was formerly Chief Executive Officer of the Corporation until April 26, 2010. Mr. Hunt was appointed to the Corporation's board of directors on December 23, 2009.  Mr. Hunt was appointed Chief Executive Officer and has served as the President of the Company since January 1, 2014.

Director's Compensation Table
Director's Compensation Table		Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Chan, Alan	2017	3,065	-	-	-	-	-	3,065
Hunt, Darrick	2017	-	-	-	-	-	-	-
Hunt, Tim	2013	-	-	-	-	-	-	-
Summers, Al	2014	-	-	-	-	-	-	-
INCENTIVE PLAN AWARDS
Outstanding Option-based Awards and Share-based Awards
The following table shows all option-based awards and share-based awards outstanding to be exercised in Canadian dollars to each Named Executive Officer as of December 31, 2017 (4,000,000 options were granted in 2016):
		Option-based Awards				Share-based Awards
Name	Number of securities underlying unexercised options (#) exercisable.	Number of securities underlying unexercised options (#) exercisable.	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units that have not vested (#)	Market value of sharesof units of stock that have not vested ($)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Chan, Alan	50,000	-	-	$0.74	43,559	-	-	-
	250,000	-	-	$0.11	44,336	-	-	-
Hunt, Darrick	75,000	-	-	$0.74	43,559	-	-	-
	350,000	-	-	$0.11	44,336	-	-	-
Hunt, Tim	10,000	-	-	$0.74	43,213	-	-	-
	100,000	-	-	$0.74	43,559	-	-	-
	1,000,000	-	-	$0.11	44,336	-	-	-
Summers, Al	25,000	-	-	$0.74	43,559	-	-	-
	250,000	-	-	$0.11	44,336	-	-	-
Leon Hardy	500,000	-	-	$0.11	44,336	-	-	-
James Meek	200,000	-	-	$0.11	44,336	-	-	-
Little, Bob	35,000	-	-	$0.74	43,559	-	-	-
	300,000	-	-	$0.11	44,336	-	-	-
TOTAL	3,145,000	-	-	$0.17		-	-	-
Incentive Plan Awards – Value Vested or Earned

No incentive plan awards were issued to directors in 2017.

Compliance with Section 16(a) Of the Securities Exchange Act of 1934

The Company is not required to comply with Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") since the Company does not have any securities registered with the SEC under Section 12 of the Exchange Act.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of the date of this Report by (i) each director, (ii) each officer named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of the Company's outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 63,588,798 shares of the common stock outstanding as of December 31, 2017.

Amount and Nature of Beneficial Ownership

Name and Address of	Shares	Options/	Total	Percent
Beneficial Owner (1)		Warrants
Tim Hunt	54,046,915	48,610,000	102,656,915	87.87%

(1) These shares are owned as to 51,334,031 by Hunt Family Limited Partnership, an entity controlled by Mr. Tim Hunt and as to 2,712,884 shares by Mr. Hunt directly.
LIST OFFICERS AND DIRECTORS.
Name and Address of	Shares	Options/	Total	Percent
Beneficial Owner		Warrants
Tim Hunt	54,046,915	48,610,000	102,656,915	87.87%
Alan Chan	16,500	300,000	316,500	0.27%
Darrick Hunt	200,743	425,000	625,743	0.54%
Alistar Summers	1,229	275,000	276,229	0.24%
Robert Little	477,910	535,000	1,012,910	0.87%
Leon Hardy	135,000	635,000	770,000	0.66%
James Meek	25,000	225,000	250,000	0.21%
Total	54,903,297	51,005,000	105,908,297	90.65%

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2017, the Company incurred $155,004 (2016- $155,004) in professional fees expense from a key managerial person of CCSA and $37,437 (2016 -$Nil) relating to property rental recorded in silver and gold recovery.  Included in accounts payable and accrued liabilities as at December 31, 2017 was $254,089 (December 31, 2016- $180,359) owing to the President of CCSA for professional geological fees and property rental.

During the year ended December 31, 2017, the Company incurred $55,200 (2016- $43,200) in professional fees expense relating to the accounting services of a key managerial person of CCSA. Included in accounts payable and accrued liabilities as at December 31, 2017, the Company had a payable owing to the director of CCSA of $15,810 (December 31, 2016- $39,403).

During the year ended December 31, 2017, the Company incurred $282,223 (2016- $347,183) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to an entity controlled by a director of the Company. In 2017 this entity also advanced $1,659,963 (2016- $1,644,712) to the Company for general administrative purposes. The advances accrue interest at 7% per annum compounding on a monthly basis and are unsecured. During the year ended December 31, 2017, the Company incurred $181,716 (2016 - $92,067) in interest expense on these advances. As at December 31, 2017, the combined balance of payables for services, advances, and interest due to this entity was $3,807,423 (2016 - $1,576,506), which is included in accounts payable and accrued liabilities.

The Company has a loan balance to a director of the Company of $1,731,022 (December 31, 2016- $1,972,092). During the year ended December 31, 2017 the Company made payments of $241,070 (2016 -$27,908) on the loan principle. During the year ended December 31, 2017, this director modified the repayment terms of the loan and subsequently this loan has been reclassified to long-term (see note 14). Also, during the year ended December 31, 2017, this director loaned an additional $2,900,000 to the Company, of which $2,200,000 was repaid prior to December 31, 2017. The Company incurred interest expense of $186,676 (December 31, 2016- $112,381) of which $151,024 is included in interest payable at December 31, 2017 (December 31, 2016- $53,293).

Included in accounts payable and accrued liabilities as at December 31, 2017, are amounts owing to a key managerial person of the Company for consulting fees of $98,549 (December 31, 2016- $50,956).

Included in accounts payable and accrued liabilities as at December 31, 2017, are amounts owing to a director of the Company for compensation of $84,000 (December 31, 2016– $84,000).

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

	Year ended
	December 31, 2017	December 31, 2016
Salaries and benefits	$124,977	$136,143
Professional fees	361,863	272,181
Share based compensation	-	164,000
	$486,840	$572,324

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to us by Davidson & Company LLP, Abelovich, Polano & Asociados S.R.L GHP Horwath, P.C. in the 2016 and 2017 fiscal years.

	Year ended December 31,
	2017	2016
Audit fees	$156,700	$38,556
Audit-related fees	-	-
Tax fees(1)	18,750	10,630
All other fees(2)	22,500	-
Total	$197,950	$49,186

 Notes:

(1)	Fees for the preparation and completion of the Corporation's tax returns.

(2)	Fees related to the quarterly review of financial statements and non-audit professional services.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 60%.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

39

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.2	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of April 2018.

HUNT MINING CORPORATION

BY:	TIM HUNT
Timothy Hunt
Principal Executive Officer and President

BY:	JAMES N. MEEK
James N. Meek
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

TIM HUNT	Director	April 16, 2018
Tim Hunt

DARRICK HUNT	Director	April 16, 2018
Darrick Hunt

ALAN CHAN	Director	April 16, 2018
Alan Chan

ALASTAIR SUMMERS	Director	April 16, 2018
Alastair Summers

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

39

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.2	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation