Form 10-K/A
period 2017-12-31
HUNT MINING CORP
filed 2018-04-18
CIK 1551206

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April 2018.

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