Form 10-Q
period 2018-05-14
HUNT MINING CORP
filed 2018-05-15
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Balance Sheets
		March 31,	December 31,
	NOTE	2018	2017
CURRENT ASSETS:
Cash	17	$237,735	$78,145
Accounts receivable	12,17,20	1,395,261	2,144,830
Prepaid expenses		11,575	13,750
Other deposit		-	55,092
Inventory	7	82,269	333,320
Total Current Assets		1,726,840	2,625,137

NON-CURRENT ASSETS:
Mineral Properties	8	438,062	438,062
Property, plant and equipment	10	4,644,781	5,033,490
Performance bond	11,17	399,592	434,639
Total Non-Current Assets:		5,482,435	5,906,191

TOTAL ASSETS:		$7,209,275	$8,531,328

CURRENT LIABILITIES:

Accounts payable and accrued liabilities	13,16,17,23	$5,783,478	$6,673,319
Bank indebtedness	21	34,999	-
Interest payable	16,17	163,757	151,024
Transaction taxes payable	17	6,839	47,188
Loan payable and current portion of long-term debt	14,16,17	1,620,625	1,062,428
Total Current Liabilities:		7,609,698	7,933,959

NON-CURRENT LIABILITIES:
Long-term debt	14,16,17	1,372,930	1,368,594
Asset retirement obligation	9	789,995	773,436
Total Non-Current Liabilities:		2,162,925	2,142,030

TOTAL LIABILITIES:		$9,772,623	$10,075,989

STOCKHOLDERS' DEFICIENCY:
Capital stock: Authorized- Unlimited No Par Value Issued and outstanding - 63,588,798 common shares (December 31, 2017 - 63,588,798 common shares)	15	$24,695,186	$24,695,186
Additional paid in capital		9,696,520	9,696,520
Deficit		(37,077,122)	(35,993,656)
Accumulated other comprehensive income (loss)		122,068	57,289
Total Stockholders' Deficiency:		(2,563,348)	(1,544,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY:		$7,209,275	$8,531,328

Going Concern (Note 3)
Commitments and Provision (Note 19)
Subsequent Events (Note 22)

Approved on behalf of the Board of Directors

Signed CEO "Tim Hunt"

Signed CFO "Ken Atwood"

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars
Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
	Three month period ended March 31,
	NOTE	2018	2017
OPERATING EXPENSES:
Pre-production mining expense		$-	$479,702
Professional fees	16	122,093	118,468
Directors fees		-	753
Exploration expenses		148,950	130,504
Travel expenses		45,467	59,061
Administrative and office expenses	16	66,978	84,695
Payroll expenses	16	107,898	72,616
Interest expense	16	132,760	57,645
Banking charges		19,619	49,758
Depreciation	10	402,268	296,533
Total operating expenses:		$1,046,033	$1,349,735

OTHER INCOME/(EXPENSE):
Silver and gold recovery, net of expenses	20	$202,614	$688,798
Interest income		4,341	4,789
Miscellaneous expense		-	(309)
Transaction taxes		(4,594)	-
Gain (loss) on foreign exchange		221,135	(12,781)
Accretion expense	9	18,659	17,462
Total other income (expense):		$(37,433)	$688,597

NET INCOME (LOSS) FOR THE PERIOD		$(1,083,466)	$(661,138)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in value of performance bond	11	(35,047)	(4,719)
Foreign currency translation adjustment		99,826	(31,922)

TOTAL NET LOSS AND COMPREHENSIVE
LOSS FOR THE PERIOD:		$(1,018,687)	$(697,779)

Weighted average shares outstanding - basic and diluted		63,588,798	63,588,798

NET LOSS PER SHARE - BASIC AND DILUTED:		$(0.02)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Statement of Changes in Stockholders' Deficiency

			Accumulated
			Other	Additional
	Capital		Comprehensive	Paid in
	Stock	Deficit	Income (Loss)	Capital	Total

Balance -January 1, 2017	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)
Net Income	-	1,655,914	-	-	1,655,914
Other comprehensive income	-	-	86,615	-	86,615
Share based compensation	-	-	-	34,528	34,528
Balance - December 31, 2017	$24,695,186	$(35,993,656)	$57,289	$9,696,520	$(1,544,661)

Balance - January 1, 2018	$24,695,186	$(35,993,656)	$57,289	$9,696,520	$(1,544,661)
Net Income (loss)	-	(1,083,466)	-	-	(1,083,466)
Other comprehensive income	-	-	64,779	-	64,779
Balance - March 31, 2018	$24,695,186	$(37,077,122)	$122,068	$9,696,520	$(2,563,348)

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Statements of Cash Flows
	3 month period ended March 31,
	NOTE	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(1,083,466)	$(661,138)
Items not affecting cash
Depreciation	10	402,268	296,533
Gain (loss) on foreign exchange		(2,100)	(2,038)
Accretion	9	18,659	17,462
Net change in non-cash working capital items
Decrease (increase) in accounts receivable		749,569	(666,158)
Decrease in prepaid expenses		2,694	9,225
Decrease (increase) in inventory		251,051	(475,636)
Increase (decrease) in accounts payable and accrued liabilities		(689,777)	1,497,991
Increase in interest payable		12,733	13,056
Increase (decrease) in transaction taxes payable		(40,349)	5,974
		(378,718)	35,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	10	(62,909)	-
		(62,909)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in bank line of credit (net)	21	34,999	50,000
Proceeds from loans	14,16	1,200,000	-
Repayment of loans	14,16	(637,467)	(39,419)
		597,532	10,581

NET INCREASE IN CASH:		155,905	45,852

EFFECT OF FOREIGN EXCHANGE ON CASH		3,685	(15,203)

CASH, BEGINNING OF PERIOD:		78,145	108,272

CASH, END OF PERIOD:		$237,735	$138,921

Taxes paid		$16,546	$-
Interest paid		$73,610	$(38,339)

SUPPLEMENTAL NON-CASH INFORMATION
Change in value of performance bond		$(35,047)	$(4,719)
PP&E included in AP		$115,150	$1,500,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

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
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

Judgments made by management in the application of US GAAP that have a significant effect on the consolidated financial statements and estimates with significant risk of material adjustment in the current and following periods are discussed in Note 6.

3.  Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2018, the Company had net loss of $1,083,466. As at March 31, 2018, the Company had an accumulated deficit of $37,077,122. The Company intends to continue funding operations through operation of the Martha Mine and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.
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

(c) Foreign currency translation

Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the rates of exchange prevailing at the reporting date. Non-monetary assets and liabilities are translated at the exchange rate prevailing at the transaction date. Revenues and expenses are translated at average exchange rates throughout the reporting period. Gains and losses on translation of foreign currencies are included in the consolidated statement of operations.

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
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

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
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

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

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

(l) Earnings (loss) per share

The calculation of earnings (loss) per share ("EPS") is based on the weighted average number of shares outstanding for each period. The basic EPS is calculated by dividing the earnings or loss attributable to the equity owners of the Company by the weighted average number of common shares outstanding during the period.

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
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

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
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

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
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

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
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

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

7.  Inventory

	March 31, 2018	December 31, 2017

Silver concentrate	$-	$128,894
Ore stockpiles	-	98,210
Materials and supplies	82,269	106,216
	$82,269	$333,320

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
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

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
As at March 31, 2018 this project has a carrying amount of $Nil (2017 - $Nil) on the consolidated balance sheet.

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

As at March 31, 2018 this project has a carrying amount of $Nil (2017 - $Nil) on the consolidated balance sheet

9.  Asset retirement obligation
On May 6, 2016, the Company purchased the Mina Martha project (Note 8) that has an estimated life of 8 years. The Company is legally required to perform reclamation on the site to restore it to its original condition at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of a liability for an asset retirement obligation in the amount of $678,032. The total amount of undiscounted cash flows required to settle the estimated obligation is $1,226,817 which has been discounted using a credit-adjusted rate of 10% (2017 – 10%) and an inflation rate of 2% (2017 – 2%).

The Company capitalized that cost as part of the carrying amount of the flotation plant acquired as part of the Mina Martha project, which is depreciated on a straight-line basis over 8 years.

The following table describes all of the changes to the Company's asset retirement obligation liability:

	March 31,	December 31,
	2018	2017
Asset retirement obligation at beginning of year	$773,436	$721,695
Foreign exchange	(2,100)	(16,327)
Accretion expense	18,659	68,068
Asset retirement obligation at end of year	$789,995	$773,436

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

10.  Property, Plant and Equipment
	Land	Plant	Buildings	Vehicles and Equipment	Total
Cost
Balance at December 31, 2016	$1,035,397	$2,631,646	$117,500	$2,352,222	$6,136,765
Additions	-	792,055	-	472,244	1,264,299
Balance at December 31, 2017	1,035,397	3,423,701	117,500	2,824,466	7,401,064
Additions	-	-	-	13,559	13,559
Balance at March 31, 2018	$1,035,397	$3,423,701	$117,500	$2,838,025	$7,414,623

Accumulated amortization
Balance at December 31, 2016	$-	$-	$-	$1,201,982	$1,201,982
Depreciation for the year	-	753,391.00	29,375.00	382,826	1,165,592
Balance at December 31, 2017	-	753,391	29,375	1,584,808	2,367,574
Depreciation for the year	-	251,130	9,792	141,346	402,268
Balance at March 31, 2018	$-	$1,004,521	$39,167	$1,726,154	$2,769,842

Net book value
At December 31, 2017	$1,035,397	$2,670,310	$88,125	$1,239,658	$5,033,490
At March 31, 2018	$1,035,397	$2,419,180	$78,333	$1,111,871	$4,644,781

11.  Performance bond
The performance bond, originally required to secure the Company's rights to explore the La Josefina property, is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035.  The bond trades in the secondary market in Argentina.  The bond was originally purchased for $247,487.  As of the three months ended March 31, 2017, the value of the bond decreased to $399,592 (December 31, 2017 - $434,639).  The change in the face value of the performance bond of $35,047 for the three months ended March 31, 2018 (December 31, 2017- $53,284) is recorded as other comprehensive loss in the Company's consolidated statement of operations and comprehensive loss.

Since Cerro Cazador S.A. ("CCSA") fulfilled its exploration expenditure requirement mandated by the agreement with Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz"), the performance bond was no longer required to secure the La Josefina project.  Therefore, in September 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project.

12.  Accounts receivable
	March 31,	December 31,
	2018	2017
Receivable from sale of concentrate	$395,141	$1,144,710
Value added tax ("VAT") recoverable	1,000,120	1,000,120
Total accounts receivable	$1,395,261	$2,144,830

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

13.  Accounts payable
	Note	March 31,	December 31,
		2018	2017
Accounts payables due to related parties	16	$4,450,235	$4,410,894
Trade accounts payable and accrued liabilities		1,333,243	2,262,425
Total accounts payable and accrued liabilities		$5,783,478	$6,673,319

14. Loan Payable and long-term debt
The Following is a summary of all loans.

	March 31,	December 31,
	2018	2017
Unsecured loan payable to related party at 8% interest per annum, due 2022[1] (Note 16)	$1,615,445	$1,731,022

Unsecured loan payable to related party at 8% interest per annum, due on demand (Note 16)	999,861	700,000

Loan payable, repayable in monthly installments of $15,000 per dry metric ton of concentrate, at 6% per annum, secured by concentrate, due 2018	378,249	-
	$2,993,555	$2,431,022
Less current portion	(1,620,625)	(1,062,428)
Long-term debt	$1,372,930	$1,368,594

[1]Principal payments on long-term debt are due as follows.
Year ending December 31,
2018	$242,515
2019	$376,704
2020	$395,848
2021	$416,229
2022	$184,149

1During the year ended December 31, 2017, the maturity date of the loan payable was extended to May 9, 2022.  The modification of the loan payable did not result in an extinguishment in accordance with ASC 470-50. During the year ended December 31, 2017 loan payable was re-classified as long-term debt.

During the three months ended March 31, 2018, the Company received a loan of $900,000 from a third party secured by concentrate sales. At March 31, 2018 the $521,751 of the loan had been repaid. Subsequent to March 31, 2018 the Company received an additional loan from the same party under a new facility in the amount of $700,000 (Note 22).

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

15. Capital Stock
Authorized:
Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued:
Common Shares	Three months ended		Year ended
	March 31, 2018		December 31, 2017
	Number	Amount	Number	Amount
Balance, beginning of period	63,588,798	$24,695,186	63,588,798	$24,695,186
Balance, end of period	63,588,798	$24,695,186	63,588,798	$24,695,186

Warrants	Three months ended		Year ended
	March 31, 2018		December 31, 2017
	Number	Amount	Number	Amount
Balance, beginning of period	48,862,500	$735,152	48,862,500	$735,152
Balance, end of period	48,862,500	$735,152	48,862,500	$735,152

Common share issuances:

No common shares were issued during the three months ended March 31, 2018 (December 31, 2017 – None).
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
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on March 31, 2018
Stock options	$0.15 - $1.00	4,380,000	3.04	$0.21	4,380,000

		March 31, 2018.		December 31, 2017
		Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of period		4,380,000	$0.21	4,225,000	$0.24
Granted		-	$0.00	200,000	$0.20
Expiration of stock options		-	$0.00	(45,000)	$3.00
Balance, end of period		4,380,000	$0.21	4,380,000	$0.24

No options were granted during the three months ended March 31, 2018.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2016

On June 14, 2017, 200,000 stock options were granted to the Company's controller with an exercise price of $CAD 0.20 and expiry date of June 14, 2022. The $34,528 fair value of the options granted were calculated using the Black-Scholes option pricing model and using the following assumptions:

	Year ended
	December 31, 2017
	2017	2016
Expected volatility	235.10%	205.09%
Expected life (years)	5	5
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%
Stock price	$CAD 0.23	$CAD 0.05

On February 27, 2017, 45,000 options with an exercise price of $CAD 3.00 expired.

As at March 31, 2018, the Company's outstanding and exercisable stock options had an aggregate intrinsic value of $886,500 (December 31, 2017 - $316,717).
 Warrants:
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)
Warrants	0.05 - 0.40	48,862,500	2.38	$0.07

	March 31, 2018		December 31, 2017
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of period	48,862,500	$0.07	48,862,500	$0.07
Warrants	-	-	-	$0.00
Balance, end of period	48,862,500	$0.07	48,862,500	$0.07

16.  Related Party Transactions
During the three months ended March 31, 2018, the Company incurred $46,889 (2017 - $42,820) in professional fees expense from a key managerial person of CCSA and $6,000 (2017 - $Nil) relating to property rental recorded in silver and gold recovery.  Included in accounts payable and accrued liabilities as at March 31, 2018 was $260,089 (December 31, 2017 - $254,089) owing to the President of CCSA for professional geological fees and property rental.

During the three months ended March 31, 2018, the Company incurred $19,160 (2017 - $9,468) in professional fees expense relating to the accounting services of a key managerial person of CCSA. Included in accounts payable and accrued liabilities as at March 31, 2018, the Company had a payable owing to the director of CCSA of $7,545 (December 31, 2017 - $15,810).

During the three months ended March 31, 2018, the Company incurred $45,802 (2017 - $99,985) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to an entity controlled by a director of the Company. During the period ended March 31, 2018, this entity did not advance any funds to the Company

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

(2017- $1,282,662) to the Company for general administrative purposes. The advances accrue interest at 7% per annum compounding on a monthly basis and are unsecured. During the three months ended March 31, 2018, the Company incurred $70,000 (2017 - $40,118) in interest expense on these advances. As at March 31, 2018, the combined balance of payables for services, advances, and interest due to this entity was $3,840,692 (2017 - $2,989,314), which is included in accounts payable and accrued liabilities.

The Company has a loan balance to a director of the Company of $1,615,445 (December 31, 2017 - $1,731,022). During the three months ended March 31, 2018 the Company made payments of $115,577 (2017 - $39,419) on the loan principle. During the year ended December 31, 2017, this director modified the repayment terms of the loan and subsequently this loan was reclassified to long-term (see note 14). Also, during the period ended March 31, 2018, this director loaned an additional $300,000 to the Company, of which $139 was repaid prior to March 31, 2018. During the three months ended March 31, 2018, the Company incurred interest expense of $54,223 (2017 - $35,462) of which $163,757 is included in interest payable at March 31, 2018 (December 31, 2017 - $151,024).

Included in accounts payable and accrued liabilities as at March 31, 2018, are amounts owing to a key managerial person of the Company for consulting fees of $94,229 (December 31, 2017 - $98,549).

Included in accounts payable and accrued liabilities as at March 31, 2018, are amounts owing to a director of the Company for compensation of $84,000 (December 31, 2017 – $84,000).

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

	Three months ended
	March 31, 2018	March 31, 2017
Salaries and benefits	$31,204	$27,691
Professional fees	72,728	49,551
	$103,932	$77,242

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

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

Fair value
As at March 31, 2017, there were no changes in the levels in comparison to December 31, 2017.  The fair values of financial instruments are summarized as follows:

	March 31, 2018				March 31, 2017
	Carrying amount		Fair value		Carrying amount		Fair value
	$		$		$		$
Financial Assets

FVTPL
Cash (Level 1)		237,735		237,735		138,921		138,921

Available for sale
Performance bond (Level 1)		399,592		399,592		376,636		376,636

Loans and receivables
Accounts receivable		1,395,261		1,395,261		792,611		792,611

Financial Liabilities

Other financial liabilities
Bank indebtedness		34,999		34,999		50,000		-
Accounts payable and accrued liabilities		5,783,478		5,783,478		4,790,859		4,790,859
Purchase price payable		-		-		1,500,000		1,500,000
Transaction taxes payable		6,839		6,839		124,641		124,641
Interest payable		163,757		163,757		66,349		66,349
Loan payable		1,620,625		1,620,625		3,431,892		3,431,892
Long-term debt		1,615,445		1,615,445		-		-

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

The Company has concentrations of credit risk with respect to its trade receivables, the majority of which are concentrated geographically in Argentina amongst a small number of customers. As at March 31, 2018, the Company had one customer whose trade receivable of $395,141 (December 31, 2017 – $1,144,710) accounted for greater than 10% of the total trade receivables.  The Company controls credit risk through monitoring procedures, and by performing credit evaluations of its customers, but generally does not require collateral to secure accounts receivable.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three-month period ended March 31, 2018 and 2017

The Company has concentrations in the volume of sales it made to customers.  For the period ended March 31, 2017, the Company made sales of $913,454 to one customer which accounted for greater than 10% of the total silver and gold recovery, net of expenses (2017 - $498,529).

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At March 31, 2017, the Company had total cash balances of $237,735 (December 31, 2017 - $78,145) at financial institutions, where $Nil (December 31, 2017 - $Nil) is in excess of federally insured limits.

18.  Segmented Information

All of the Company's operations are in the mineral properties exploration industry with its principal business activity in mineral exploration.  The Company conducts its activities primarily in Argentina. All of the Company's long-lived assets are located in Argentina. All of the Company's silver and gold recovery arose from sales made in Argentina.

19.  Commitments and Provision

On October 31, 2011, the Company signed an agreement with the owners of the Piedra Labrada Ranch for the use and lease of facilities on the same premises as the Company's La Josefina facilities.  The initial term was for three years beginning November 1, 2011 and ended on October 31, 2014, including annual commitments of $60,000. The Company extended this agreement on April 30, 2015 for three years with an option to renew for a second three-year term.

20.  Silver Recovery
Silver recovery includes the sales from concentrate sold during the three months ended March 31, 2018 from the Martha Mine project of $913,454 (2017 - $498,529) The three months ended March 31, 2017 also includes $514,979 from tailing sales from the Martha Mine project. Silver recovery revenues have been reported net of direct operating expenses of $710,840 for the three months ended March 31, 2018 (2017 -$Nil). Accounts receivable include $395,141 (December 31, 2017 -$1,144,710) for the sales of concentrate.

21.  Bank Indebtedness
The Company has a variable rate line of credit available for $50,000 with interest charged at the lender's Index Rate plus 1.0%, with a floor of 4.25%. As at March 31, 2018 the balance of bank indebtedness was $34,999 (December 31, 2017 - $Nil).

22.  Subsequent Events

Subsequent to March 31, 2018, the Company borrowed $700,000. The loan bears interest at 6% per annum and is repayable in instalments calculated at $15,000 per dry metric tonne of concentrate sold

Subsequent to the three months ended March 31, 2018, 20,000 stock options with an exercise price of $CAD 1.0 expired.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the operating results, corporate activities and financial condition of Hunt Mining Corp. (hereinafter referred to as "we", "us", "Hunt Mining", "HMX", or the "Company") and its subsidiaries provides an analysis of the operating and financial results between December 31, 2017 and March 31, 2018 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended March 31, 2017 and the three-month period ended March 31, 2018. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors and Uncertainties" in our Annual Report on Form 10-K for the period ended December 31, 2016, and elsewhere in this Quarterly Report on Form 10-Q.

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

The information contained within this report is current as of May 15, 2018 unless otherwise noted.

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

_________________________

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

Principal Properties Review
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

La Josefina Property

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

Mina Martha Property

Martha is located in the province of Santa Cruz, Argentina, at 48o , 41', 33.94" south latitude and 69o, 42', 00.79" west longitude (degrees, minutes, seconds) at approximately 350 meters elevation. The closest community is the town of Gobernador Gregores, situated approximately 50 road kilometers (km) to the west-southwest of Martha.

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

Royal Gold Inc. holds a 2% Net Smelter Return (NSR) royalty on all production from the Martha property; the obligation for which transferred from Coeur to the Company (www.royalgold.com). In addition, the provincial government holds a 3% pit-head royalty from future production

La Valenciana Property

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

El Gateado Property

In March 2006, CCSA acquired the right to conduct exploration on the El Gateado property through a claim staking process for a period of at least 1,000 days, commencing after the Government issues a formal claim notice, and retain 100% ownership of any mineral deposit found within. El Gateado is a 10,000-hectare exploration concession filed with the Santa Cruz Provincial mining authority. The El Gateado property is located in the north-central part of Santa Cruz province, contiguous to La Josefina on the east

The Company has not yet received a formal claim notice pertaining to the El Gateado property. Should a mineral deposit be discovered, CCSA has the exclusive option to file for mining rights on the property.  The surface rights of the El Gateado claim are held by the following Ranches, Estancia Los Ventisqueros, Estancia La Primavera, Estancia La Virginia and Estancia Piedra Labrada.  The El Gateado claims are filed with the government under file #406.776/DPS/06.

The El Gateado project is without known reserves as defined by SEC industry Guide No. 7. No exploration activity has taken place on El Gateado Property and no exploration activity is planned for the immediate future.

Operating results – Revenues and Expenses

The Company's results have changed in all areas due to the purchase of the Mina Martha property in 2016. Start-up costs during January, February and a portion of March 2017 to refurbish the buildings, equipment and commission the mill for operations were offset by recording proceeds from the sale of tailing material to Triton during the first quarter of 2017 and recording the first shipment of concentrate from the mill as Cost Recovery which was included as part of the Silver Recovery during the three months ended September 2017.  Management determined the mine, mill and other direct costs related to concentrate sales were to be an offset to the Silver Recovery revenues.

Quarterly Results Summary

Company's quarterly results are shown below in the table below:

Results of Operations for the three months ended March 31, 2018

The working capital unfavorable variance is primarily due to costs related to the start-up of the La Josefina property. As at March 31, 2018, the Company had not made any sales of gold concentrate from this property as significant resources were placed in to the development of the location. Processing the minerals and subsequent sales of concentrate from La Josefina is scheduled to begin in the second quarter of 2018.

Total assets decreased during the first quarter 2018 primarily due to using available funds for the preparation of starting up the La Josefina project. Additionally, depreciation of capital assets contributed to the decrease.

The change in total shareholder equity is due to the operating loss during the first quarter of 2018.

Variance Analysis for Net Income

There were pre-production mining expenses at the beginning of mining and milling at the La Josefina property during the three months ended March 2018.  The Company had two small shipments of concentrate from the Mina Martha property which helped to offset a portion of these costs.

Exploration expenses increased due to exploration activity on La Josefina.

Travel expenses decreased over 2017 because 2017 required significantly more visits than normal to the Martha property for its renovation.

Administrative expenses for the three months ended March 31, 2018 decreased slightly in comparison to the three months ended March 31, 2017 due to normal fluctuations in business activities and timing of expenses.

Payroll increased as a result of the hiring of a controller that took place March 31, 2017.

Interest expense increase for the three months ended March 31, 2018 because of increased debts to related parties and longer periods of debt outstanding than in the first quarter of 2017.

Banking fees decreased from 2017 due to the large transaction fees in Argentina to wire funds related to the restoration of the Martha plant.

The depreciation increase is due to depreciation on the Mina Martha. Amortization on most Mina Martha assets began in April 2017.

The contingent liability recovery is due to the liability being settled for significantly less than originally estimated.

Cash flow discussion for the three-month period ended March 31, 2018 compared to March 31, 2017

The cash inflow for operating activities prior to items not affecting cash and non-cash items was $1,083,466 a decrease of $422,328 (March 31, 2017 – $172,161), due primarily to increased focus on preparing the La Josefina location.  The net operating cash flow, after non-cash expenses and working capital adjustment was an outflow of $378,718, a decrease of $413,989 (March 31, 2017 – increase of $62,956).

The investing cash outflow activities during 2018 was for equipment purchases.

Cash inflows from financing activities of $597,532 during the three month period ending March 31, 2018 reflect the funds received from loans, net of repayments.

Financial Position
Cash

The Company's cash position increased during the three-month period in 2018 by $159,590 from December 31, 2017 (December 31, 2017 $138,921). The sources of funds were from the cash received from concentrate sales of $913,000, the reduction in receivables of $750,000 and new funds from loans of $1,235,000. The uses of cash during 2018 repayments of loans of $637,000, mining costs of $1,312,000 and cash paid for capital asset purchases of $63,000 and paying down accounts payables of $717,000.

Accounts receivables

The accounts receivable balance decreased from $2,144,830 in 2017 to $1,395,261 in 2018 as payments from the sale of previous concentrate were received.

Property and equipment

Property and equipment consist of machinery and equipment primarily in Argentina. There was only one purchase in the first quarter of 2018 for $13,559

Mineral interests

Mineral interests remained the same in 2018 as 2017.

Accounts payable, accrued liabilities and accounts payable with related parties

Bank indebtedness balance at December 31, 2017 was zero but during the first three months of 2018, the Company made a draw of $35,000.

Accounts payable, accrued liabilities, interest payable and transaction taxes payable overall decreased from December 31, 2017 by $917,000 because the Company used funds from the sale of concentrate and from loans to make payments to vendors.

The company acquired $1,200,000 in new debt in 2018 and subsequently repaid approximately $637,000 during the three months ended March 31, 2018.

Capital Stock

There were no changes to capital stock during the second quarter and for the year 2018.

Liquidity and Capital Resources

At March 31, 2018, the Company had a negative working capital of $5,882,858 as compared to a negative working capital of $5,308,822 at December 31, 2017.  The unfavorable change in working capital is directly related to focusing on preparing the La Josefina property for future extraction of minerals and sales of concentrate in 2018. Significant costs were incurred to as a result with little revenue from the Martha property concentrate as focus and resources were focused on la Josefina.

During the first three quarters of 2018, the Mina Martha mill continued processing material from the Martha mine but at much lower levels as limited time and resources of the Company were targeted towards the La Josefina property. The Company plans to continue mining material from both the Mina Martha and the La Josefina mines in 2018.

The Company's current plan of processing of material at from Mina Martha and La Josefina plus exploration discoveries will provide sufficient cash flow to cover operating costs, repay loans in full and cover current liabilities. The Company has not determined any resources or reserves for Mina Martha, La Josefina or La Valenciana as defined in the SEC Industry Guide 7.

Off-balance sheet arrangements

At March 31, 2018, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the three months ended March 31, 2018, the Company incurred $46,889 (2017- $42,820) in professional fees expense from a key managerial person of CCSA and $6,000 (2017 -$Nil) relating to property rental recorded in silver and gold recovery.  Included in accounts payable and accrued liabilities as at March 31, 2018 was $260,089 (December 31, 2017- $254,089) owing to the President of CCSA for professional geological fees and property rental.

During the three months ended March 31, 2018, the Company incurred $19,160 (2017- $9,468) in professional fees expense relating to the accounting services of a key managerial person of CCSA. Included in accounts payable and accrued liabilities as at March 31, 2018, the Company had a payable owing to the director of CCSA of $7,545 (December 31, 2017- $15,810).

During the three months ended March 31, 2018, the Company incurred $45,802 (2017- $99,985) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to an entity controlled by a director of the Company. During the period ended March 31, 2018, this entity did not advance any funds to the Company (2017- $1,282,662) to the Company for general administrative purposes. The advances accrue interest at 7% per annum compounding on a monthly basis and are unsecured. During the three months ended March 31, 2018, the Company incurred $70,000 (2017 - $40,118) in interest expense on these advances. As at March 31, 2018, the combined balance of payables for services, advances, and interest due to this entity was $3,840,692 (2017 - $2,989,314), which is included in accounts payable and accrued liabilities.

The Company has a loan balance to a director of the Company of $1,615,445 (December 31, 2017- $1,731,022). During the three months ended March 31, 2018 the Company made payments of $115,577 (2017 -$39,419) on the loan principle. During the year ended December 31, 2017, this director modified the repayment terms of the loan and subsequently this loan was reclassified to long-term (see note 14). Also, during the period ended March 31, 2018, this director loaned an additional $300,000 to the Company, of which $139 was repaid prior to March 31, 2018. During the three months ended March 31, 2018, the Company incurred interest expense of $54,223 (2017- $35,462) of which $163,757 is included in interest payable at March 31, 2018 (December 31, 2017- $151,024).

Included in accounts payable and accrued liabilities as at March 31, 2018, are amounts owing to a key managerial person of the Company for consulting fees of $94,229 (December 31, 2017- $98,549).

Included in accounts payable and accrued liabilities as at March 31, 2018, are amounts owing to a director of the Company for compensation of $84,000 (December 31, 2017– $84,000).

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

	Three months ended
	March 31, 2018	March 31, 2017
Salaries and benefits	$31,204	$27,691
Professional fees	72,728	49,551
	$103,932	$77,242

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

Critical Accounting Estimates

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

Financial instruments and other risks

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures
The Company's management is responsible for establishing and maintaining adequate disclosure controls and procedures. The Company's management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a- 15(e)) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company has maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of May, 2018

HUNT MINING CORPORATION (the "Registrant")

BY:	TIMOTHY HUNT
Timothy Hunt Principal Executive Officer and President

BY:	KEN ATWOOD
Ken Atwood Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.2	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X