Form 10-Q
period 2018-06-30
HUNT MINING CORP
filed 2018-08-21
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Commission File Number: 333-182072

Hunt Mining Corp.
(Exact name of Registrant as specified in its charter)

British Columbia, Canada	1041
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)

23800 East Appleway Avenue
Liberty Lake, Washington  99019
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

Hunt Mining Corp.
Consolidated Interim financial statements

Six months ended June 30, 2018 and 2017 Page

Consolidated Balance Sheets	3

Consolidated Statements of Operations and Comprehensive Income (Loss)	4

Consolidated Statement of Changes in Stockholders' Deficiency	5

Consolidated Statements of Cash Flows	6

Notes to the Consolidated Interim financial statements	7 - 24

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Balance Sheets
		June 30,	December 31,
	NOTE	2018	2017
CURRENT ASSETS:
Cash	17	$147,586	$78,145
Accounts receivable	12,17,20	1,079,496	2,144,830
Prepaid expenses		4,552	13,750
Other deposit		-	55,092
Inventory	7	1,514,978	333,320
Total Current Assets		2,746,612	2,625,137

NON-CURRENT ASSETS:
Mineral Properties	8	438,062	438,062
Property, plant and equipment	10	4,241,383	5,033,490
Performance bond	11,17	343,214	434,639
Total Non-Current Assets:		5,022,659	5,906,191

TOTAL ASSETS:		$7,769,271	$8,531,328

CURRENT LIABILITIES:

Accounts payable and accrued liabilities	13,16,17,23	$6,492,406	$6,673,319
Bank indebtedness	21	49,999	-
Interest payable	16,17	200,594	151,024
Transaction taxes payable	17	15,407	47,188
Loan payable and current portion of long-term debt	14,16,17	2,650,664	1,062,428
Total Current Liabilities:		9,409,070	7,933,959

NON-CURRENT LIABILITIES:
Long-term debt	14,16,17	1,065,262	1,368,594
Asset retirement obligation	9	806,554	773,436
Total Non-Current Liabilities:		1,871,816	2,142,030

TOTAL LIABILITIES:		$11,280,886	$10,075,989

STOCKHOLDERS' DEFICIENCY:
Capital stock: Authorized- Unlimited No Par Value Issued and outstanding - 63,588,798 common shares (December 31, 2017 - 63,588,798 common shares)	15	$24,695,186	$24,695,186
Additional paid in capital		9,696,520	9,696,520
Deficit		(38,062,367)	(35,993,656)
Accumulated other comprehensive income (loss)		159,046	57,289
Total Stockholders' Deficiency:		(3,511,615)	(1,544,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY:		$7,769,271	$8,531,328

Going Concern (Note 3)
Commitments and Provision (Note 19)
Subsequent Events (Note 22)

Approved on behalf of the Board of Directors

Signed CEO "Tim Hunt"

Signed CFO "Ken Atwood"

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars
Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
	3 month period ended June 30,			6 month period ended June 30,
	NOTE	2018	2017	2018	2017
OPERATING EXPENSES:
Professional fees	16	214,171	162,836	336,264	281,304
Directors fees		1,589	751	1,589	1,504
Exploration expenses		111,997	282,682	260,947	372,750
Travel expenses		72,043	90,603	117,510	149,664
Administrative and office expenses	16	26,026	74,316	93,004	199,755
Payroll expenses	16	93,978	105,106	201,876	177,722
Interest expense	16	96,068	131,264	228,828	188,909
Banking charges		22,364	19,730	41,983	69,488
Depreciation	10	403,398	300,805	805,666	597,338
Total operating expenses:		$1,041,634	$1,168,093	$2,087,667	$2,038,434

OTHER INCOME/(EXPENSE):
Silver and gold recovery, net of expenses	20	-	$2,650,650	$202,614	$2,859,746
Interest income		3,197	3,047	7,538	7,836
Miscellaneous expense		-	5,217	-	5,217
Transaction taxes		(5,665)	(17,830)	(10,259)	(17,830)
Gain (loss) on foreign exchange		(161,586)	(175,586)	(143,619)	(162,805)
Contingent liability recovery	19	-	(7,749)	-	(7,749)
Accretion expense	9	(18,659)	(17,462)	(37,318)	(34,924)
Total other income (expense):		$(182,713)	$2,440,287	$18,956	$2,649,491

NET INCOME (LOSS) FOR THE PERIOD		$(1,224,347)	$1,272,194	$(2,068,711)	$611,057

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in value of performance bond	11	(56,378)	34,080	(91,425)	29,361
Foreign currency translation adjustment		93,356	(29,387)	193,182	(61,309)

TOTAL NET INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS) FOR THE PERIOD:		$(1,187,369)	$1,276,887	$(1,966,954)	$579,109

Weighted average shares outstanding - basic and diluted		63,588,798	63,588,798	63,588,798	63,588,798
Weighted average shares outstanding - diluted		-	114,963,798	-	114,963,798

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:		$(0.02)	$0.02	$(0.03)	$0.01
NET INCOME (LOSS) PER SHARE - DILUTED:		$-	$0.01	$-	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Statement of Changes in Stockholders' Deficiency

			Accumulated
			Other	Additional
	Capital		Comprehensive	Paid in
	Stock	Deficit	Income (Loss)	Capital	Total

Balance -January 1, 2017	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)
Net Income	-	1,655,914	-	-	1,655,914
Other comprehensive income	-	-	86,615	-	86,615
Share based compensation	-	-	-	34,528	34,528
Balance - December 31, 2017	$24,695,186	$(35,993,656)	$57,289	$9,696,520	$(1,544,661)

Balance - January 1, 2018	$24,695,186	$(35,993,656)	$57,289	$9,696,520	$(1,544,661)
Net Income (loss)	-	(2,068,711)	-	-	(2,068,711)
Other comprehensive income	-	-	101,757	-	101,757
Balance - June 30, 2018	$24,695,186	$(38,062,367)	$159,046	$9,696,520	$(3,511,615)

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Statements of Cash Flows
		6 month period ended June 30,
	NOTE	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(2,068,711)	$611,057
Items not affecting cash
Depreciation	10	805,666	597,338
Gain (loss) on foreign exchange		(4,200)	719
Accretion	9	37,318	34,924
Net change in non-cash working capital items
Decrease (increase) in accounts receivable		1,065,334	(775,233)
Decrease in prepaid expenses		9,717	9,468
Decrease (increase) in inventory		(1,181,658)	(581,324)
Increase (decrease) in accounts payable and accrued liabilities		189,408	2,201,129
Increase in interest payable		49,570	18,950
Increase (decrease) in transaction taxes payable		(31,781)	10,488
		(1,129,337)	2,127,516
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	10	(161,609)	(1,544,767)
		(161,609)	(1,544,767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in bank line of credit (net)	21	49,999	50,000
Proceeds from loans	14,16	2,345,000	2,500,000
Repayment of loans	14,16	(1,060,096)	(2,597,351)
		1,334,903	(47,351)

NET INCREASE IN CASH:		43,957	535,398

EFFECT OF FOREIGN EXCHANGE ON CASH		25,484	23,455

CASH, BEGINNING OF PERIOD:		78,145	108,272

CASH, END OF PERIOD:		$147,586	$667,125

Taxes paid		$16,546	$-
Interest paid		$-	$(62,602)

SUPPLEMENTAL NON-CASH INFORMATION
Change in value of performance bond		$(91,425)	$29,361
PP&E included in AP		$16,450	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

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
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

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

3.    Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended June 30, 2018, the Company had net loss of $2,068,711. As at June 30, 2018, the Company had an accumulated deficit of $38,062,367. The Company intends to continue funding operations through operation of the Martha Mine, La Josefina mine and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.
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
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

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
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

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
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

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
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

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
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

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

The Company has receivables due from the Argentinean government for value-added taxes.  Significant estimates and judgments are involved in the assessment of recoverability of these receivables.  Changes in management's impairment assumptions may result in an additional impairment provision, or a reduction to any previously recorded impairment provision, with the impact recorded in profit and loss.

Provisions

Management makes judgments as to whether an obligation exists and whether an outflow of resources embodying economic benefits of a liability of uncertain timing or amount is probable, not probable or remote.  Management considers all available information relevant to each specific matter.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

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
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

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

7.    Inventory
	June 30, 2018	December 31, 2017

Silver concentrate	$1,425,920	$128,894
Ore stockpiles	-	98,210
Materials and supplies	89,058	106,216
	$1,514,978	$333,320

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

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
As at June 30, 2018 this project has a carrying amount of $Nil (2017 - $Nil) on the consolidated balance sheet.

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

As at June 30, 2018 this project has a carrying amount of $Nil (2017 - $Nil) on the consolidated balance sheet

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

The Company capitalized that cost as part of the carrying amount of the flotation plant acquired as part of the Mina Martha project, which is depreciated on a straight-line basis over 8 years. The estimated life of 8 years was determined for the Martha plant and equipment because it is the Company's intention to continue using these assets to process future mineral extraction from the La Josefina property. As the distance between the two properties is relatively minor, the floatation plant and mining equipment will serve both projects.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

The following table describes all of the changes to the Company's asset retirement obligation liability:

	June 30,	December 31,
	2018	2017
Asset retirement obligation at beginning of year	$773,436	$721,695
Foreign exchange	(4,200)	(16,327)
Accretion expense	37,318	68,068
Asset retirement obligation at end of period	$806,554	$773,436

10.    Property, Plant and Equipment
	Land	Plant	Buildings	Vehicles and Equipment	Total
Cost
Balance at December 31, 2016	$1,035,397	$2,631,646	$117,500	$2,352,222	$6,136,765
Additions	-	792,055	-	472,244	1,264,299
Balance at December 31, 2017	1,035,397	3,423,701	117,500	2,824,466	7,401,064
Additions	-	-	-	13,559	13,559
Balance at June 30, 2018	$1,035,397	$3,423,701	$117,500	$2,838,025	$7,414,623

Accumulated amortization
Balance at December 31, 2016	$-	$-	$-	$1,201,982	$1,201,982
Depreciation for the year	-	753,391	29,375	382,826	1,165,592
Balance at December 31, 2017	-	753,391	29,375	1,584,808	2,367,574
Depreciation for the year	-	502,261	19,583	283,822	805,666
Balance at June 30, 2018	$-	$1,255,652	$48,958	$1,868,630	$3,173,240

Net book value
At December 31, 2017	$1,035,397	$2,670,310	$88,125	$1,239,658	$5,033,490
At June 30, 2018	$1,035,397	$2,168,049	$68,542	$969,395	$4,241,383

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

11.    Performance bond
The performance bond, originally required to secure the Company's rights to explore the La Josefina property, is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035.  The bond trades in the secondary market in Argentina.  The bond was originally purchased for $247,487.  As of the six months ended June 30, 2018, the value of the bond decreased to $343,214 (December 31, 2017 - $434,639).  The change in the face value of the performance bond of $91,425 for the six months ended June 30, 2018 (December 31, 2017- $53,284) is recorded as other comprehensive loss in the Company's consolidated statement of operations and comprehensive loss.

Since Cerro Cazador S.A. ("CCSA") fulfilled its exploration expenditure requirement mandated by the agreement with Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz"), the performance bond was no longer required to secure the La Josefina project.  Therefore, in September 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project.

12.  Accounts receivable
	June 30,	December 31,
	2018	2017
Receivable from sale of concentrate	$91,772	$1,144,710
Value added tax ("VAT") recoverable	987,724	1,000,120
Total accounts receivable	$1,079,496	$2,144,830

13.    Accounts payable
	Note	June 30,	December 31,
		2018	2017
Accounts payables due to related parties	16	$4,984,655	$4,410,894
Trade accounts payable and accrued liabilities		1,507,751	2,262,425
Total accounts payable and accrued liabilities		$6,492,406	$6,673,319

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

14. Loan Payable and long-term debt
The Following is a summary of all loans.

	June 30,	December 31,
	2018	2017
Unsecured loan payable to related party at 8% interest per annum, due 2022[1] (Note 16)	$1,615,445	$1,731,022

Unsecured loan payable to related party at 8% interest per annum, due on demand (Note 16)	999,861	700,000

Loan payable, repayable in monthly installments of $15,000 per dry metric ton of concentrate, with interest at 6% per annum, secured by concentrate, due 2018[2] (Note 22)	400,620	-

Loan payable, repayable in monthly installments ranging between $3,000 and $15,000 per dry metric ton of concentrate, with interest at 6% per annum, secured by concentrate, due 2018	700,000	-
	$3,715,926	$2,431,022
Less current portion	(2,650,664)	(1,062,428)
Long-term debt	$1,065,262	$1,368,594
1 Principal payments on long-term debt are due as follows:

Year ending December 31,
2018	$362,428
2019	$375,510
2020	$394,590
2021	$414,910
2022	$68,007

1During the year ended December 31, 2017, the maturity date of the loan payable was extended to May 9, 2022.  The modification of the loan payable did not result in an extinguishment in accordance with ASC 470-50. During the year ended December 31, 2017 loan payable was re-classified as long-term debt.

2 Subsequent to June 30, 2018, loan was repaid. (Note 22)

15.  Capital Stock
Authorized:
Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

Issued:
Common Shares	Six months ended		Year ended
	June 30, 2018		December 31, 2017
	Number	Amount	Number	Amount
Balance, beginning of period	63,588,798	$24,695,186	63,588,798	$24,695,186
Balance, end of period	63,588,798	$24,695,186	63,588,798	$24,695,186

Warrants	Six months ended		Year ended
	June 30, 2018		December 31, 2017
	Number	Amount	Number	Amount
Balance, beginning of period	48,862,500	$735,152	48,862,500	$735,152
Balance, end of period	48,862,500	$735,152	48,862,500	$735,152

Common share issuances:

No common shares were issued during the six months ended June 30, 2018 (December 31, 2017 – None).
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
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on June 30, 2018
Stock options	$0.15 - $1.00	4,360,000	2.80	$0.21	4,360,000

	June 30, 2018		December 31, 2017
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of period	4,380,000	$0.21	4,225,000	$0.24
Granted	-	$0.00	200,000	$0.20
Expiration of stock options	(20,000)	$1.00	(45,000)	$3.00
Balance, end of period	4,360,000	$0.21	4,380,000	$0.24

  No options were granted during the six months ended June 30, 2018.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

On June 14, 2017, 200,000 stock options were granted to the Company's controller with an exercise price of $CAD 0.20 and expiry date of June 14, 2022. The $34,528 fair value of the options granted were calculated using the Black-Scholes option pricing model and using the following assumptions:
	Year ended
	December 31, 2017
	2017
Expected volatility		235.10%
Expected life (years)		5
Expected dividend yield		0%
Forfeiture rate		0%
Stock price	$CAD	0.23

On February 27, 2017, 45,000 options with an exercise price of CAD 3.00 expired.

On April 23, 208, 20,000 options with an exercise price of CAD 1.000 expired.

As at June 30, 2018, the Company's outstanding and exercisable stock options had an aggregate intrinsic value of $395,922 (December 31, 2017 - $316,717).
 Warrants:
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)
Warrants	0.05 - 0.40	48,862,500	2.13	$0.07

	June 30, 2018		December 31, 2017
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of period	48,862,500	$0.07	48,862,500	$0.07
Warrants	-	-	-	$0.00
Balance, end of period	48,862,500	$0.07	48,862,500	$0.07

16.    Related Party Transactions
During the six months ended June 30, 2018, the Company incurred $93,700 (2017- $102,229) in professional fees expense from a key managerial person of CCSA and $12,000 (2017 -$Nil) relating to property rental recorded in silver and gold recovery.  Included in accounts payable and accrued liabilities as at June 30, 2018 was $266,089 (December 31, 2017- $254,089) owing to the President of CCSA for professional geological fees and property rental.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

During the six months ended June 30, 2018, the Company incurred $34,848 (2017- $31,692) in professional fees expense relating to the accounting services of a key managerial person of CCSA. Included in accounts payable and accrued liabilities as at June 30, 2018, the Company had a payable owing to the director of CCSA of $Nil (December 31, 2017- $15,810).

During the six months ended June 30, 2018, the Company incurred $109,643 (2017- $192,493) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to an entity controlled by a director of the Company. During the period ended June 30, 2018, this entity advanced funds to the Company of $856,650 (2017- $1,586,991) for general administrative purposes. The advances accrue interest at 7% per annum compounding on a monthly basis and are unsecured. During the six months ended June 30, 2018, the Company incurred $137,447 (2017 - $101,610) in interest expense on these advances. As at June 30, 2018, the combined balance of payables for services, advances, and interest due to this entity was $4,688,938 (December 31, 2017 - $3,658,431), which is included in accounts payable and accrued liabilities.

The Company has a loan balance to a director of the Company of $1,615,445 (December 31, 2017- $1,731,022). During the six months ended June 30, 2018 the Company made payments of $115,577 (2017 -$98,132) on the loan principle. During the year ended December 31, 2017, this director modified the repayment terms of the loan and subsequently this loan was reclassified to long-term (see note 14). During the six months ended June 30, 2018, the Company incurred interest expense of $70,180 (2017- $65,593) of which $26,051 is included in interest payable at June 30, 2018 (December 31, 2017- $151,024).

The Company has a loan balance to a director of the Company of $994,861 (December 31, 2017- $700,000). During the six months ended June 30, 2018 the Company received advances of $300,000 (2017- $1,000,000) and made payments of $5,139 (2017 -$1,000,000) on the loan principle. During the six months ended June 30, 2018, the Company incurred interest expense of $34,498 (2017- $5,699) of which $21,882 is included in interest payable at June 30, 2018 (December 31, 2017- $2,282).

Included in accounts payable and accrued liabilities as at June 30, 2018, are amounts owing to a key managerial person of the Company for consulting fees of $79,613 (December 31, 2017- $98,549).

Included in accounts payable and accrued liabilities as at June 30, 2018, are amounts owing to a director of the Company for compensation of $84,000 (December 31, 2017– $84,000).

Remuneration of directors and key management of the Company
The remuneration awarded to directors and to senior key management, including the Executive Chairman and Chief Executive Officer, the Chief Financial Officer, a Director of the Company, the President of CCSA and a Director of CCSA, is as follows:

	Six months ended
	June 30, 2018	June 30, 2017
Salaries and benefits	$137,430	$58,526
Professional fees	141,689	109,471
	$279,119	$167,997

17.    Financial Instruments
The Company's financial instruments consist of cash, accounts receivable, performance bond, accounts payable and accrued liabilities, transaction taxes payable, loan payable, interest payable, and long-term debt.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

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

Fair value
As at June 30, 2017, there were no changes in the levels in comparison to December 31, 2017.  The fair values of financial instruments are summarized as follows:
	June 30, 2018				June 30, 2017
	Carrying amount		Fair value		Carrying amount		Fair value
	$		$		$		$
Financial Assets

FVTPL
Cash (Level 1)		147,586		147,586		138,921		138,921

Available for sale
Performance bond (Level 1)		343,214		343,214		376,636		376,636

Loans and receivables
Accounts receivable		1,079,496		1,079,496		792,611		792,611

Financial Liabilities

Other financial liabilities
Bank indebtedness		49,999		49,999		50,000		-
Accounts payable and accrued liabilities		6,492,406		6,492,406		4,790,859		4,790,859
Purchase price payable		-		-		1,500,000		1,500,000
Transaction taxes payable		15,407		15,407		124,641		124,641
Interest payable		200,594		200,594		66,349		66,349
Loan payable		2,650,664		2,650,664		3,431,892		3,431,892
Long-term debt		1,615,445		1,615,445		-		-

Cash and performance bond are measured based on Level 1 inputs of the fair value hierarchy on a recurring basis.
The carrying value of accounts receivable, accounts payable and accrued liabilities, transaction taxes payable, loan payable, interest payable, and long-term debt approximate their fair value because of the short-term nature of these instruments and because long-term debt approximates a market rate of interest.  The Company assessed that there were no indicators of impairment for these financial instruments.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Six-month period ended June 30, 2018 and 2017

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

The Company has concentrations of credit risk with respect to its trade receivables, the majority of which are concentrated geographically in Argentina amongst a small number of customers. As at June 30, 2018, the Company had one customer whose trade receivable of $91,772 (December 31, 2017 – $1,144,710) accounted for greater than 10% of the total trade receivables.  The Company controls credit risk through monitoring procedures, and by performing credit evaluations of its customers, but generally does not require collateral to secure accounts receivable.

The Company has concentrations in the volume of sales it made to customers.  For the period ended June 30, 2017, the Company made sales of $913,454 to one customer which accounted for greater than 10% of the total silver and gold recovery, net of expenses (2017 - $498,529).

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At June 30, 2017, the Company had total cash balances of $147,586 (December 31, 2017- $78,145) at financial institutions, where $Nil (December 31, 2017- $Nil) is in excess of federally insured limits.

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

20.    Silver Recovery
Silver recovery includes the sales from concentrate sold during the six months ended June 30, 2018 from the Martha Mine project of $913,454 (2017 - $4,255,230) Silver recovery revenues have been reported net of direct operating expenses of $523,459 for the six months ended June 30, 2018 (2017 -$1,106,050). Accounts receivable include $91,772 (December 31, 2017 -$1,144,710) for the sales of concentrate.

21. Bank Indebtedness
The Company has a variable rate line of credit available for $50,000 with interest charged at the lender's Index Rate plus 1.0%, with a floor of 4.25%. As at June 30, 2018 the balance of bank indebtedness was $49,999 (December 31, 2017- $Nil).

22.    Subsequent Events

Subsequent to June 30, 2018, the Company had sales of silver concentrate of approximately $580,000. Funds from this shipment were used to repay $400,620 of loan payable (Note 14).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the operating results, corporate activities and financial condition of Hunt Mining Corp. (hereinafter referred to as "we", "us", "Hunt Mining", "HMX", or the "Company") and its subsidiaries provides an analysis of the operating and financial results between December 31, 2017 and June 30, 2018 and a comparison of the material changes in our results of operations and financial condition between the three-month period ended June 30, 2017 and the three-month period ended June 30, 2018. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors and Uncertainties" in our Annual Report on Form 10-K for the period ended December 31, 2017, and elsewhere in this Quarterly Report on Form 10-Q.

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

Operating results – Revenues and Expenses

The Company's results have changed in all areas due to the purchase of the Mina Martha property in 2016. Start-up costs during January, February and a portion of March 2017 to refurbish the buildings, equipment and commission the mill for operations were offset by recording proceeds from the sale of tailing material to Triton during the first quarter of 2017 and recording the first shipment of concentrate from the mill as Cost Recovery which was included as part of the Silver Recovery during the six months ended September 2017.  Management determined the mine, mill and other direct costs related to concentrate sales were to be an offset to the Silver Recovery revenues.

Recoveries can mostly be attributed to the recover of gold and silver. During the six months ended June 30, 2018 the Company sold 79 ounces of gold at an average price of $1,324 and 56,553 ounces of silver at an average price of $16.58 for net proceeds of $913,454 (2017 – 285 ounces at an average price of $1,256.70 and $257,334 ounces of silver at an average price of $17.46). 33 tonnes of gold/silver concentrate were shipped during the 6 months ended June 30, 2018 with average grades of Au 74.01 g/mt and Ag 52,835.22 g/mt. (2016 – 131 tonnes  of gold/silver concentrate at grades of 67.82 g/mt Au and 61,103.87 g/mt Ag)

Quarterly Results Summary

Company's quarterly results are shown below in the table below:

Results of Operations for the six months ended June 30, 2018

The working capital unfavorable variance is primarily due to costs related to the start-up of the La Josefina property. As at June 30, 2018, the Company had not made any sales of gold concentrate from this property as significant resources were placed in to the development of the location. Processing the minerals and subsequent sales of concentrate from La Josefina is scheduled July 2018.

Total assets decreased during the first quarter 2018 primarily due to using available funds for the preparation of starting up the La Josefina project. Additionally, depreciation of capital assets contributed to the decrease.

The change in total shareholder equity is due to the operating loss during the first two quarters of 2018.

Variance Analysis for Net Income

There company's plans of shipping gold concentrate from the La Josefina project during quarter 2 2018, were delayed due to difficult winter weather conditions and also to delays in formalizing a final agreement with Fomicruz on exportation. The Company did have inventories of concentrated gold on hand at June 31, 2018 from its second quarter activities which are expected to be loaded and shipped in August 2018.

Exploration expenses decreased because costs related to the La Josefina project were previously expensed as exploration whereas they are currently inventories as part of work in progress and will be expensed to Silver and gold recovery, net of expenses .

Travel expenses decreased over 2017 because 2017 required more visits than normal to the Martha property for its renovation.

Administrative expenses for the six months ended June 30, 2018 decreased slightly in comparison to the six months ended June 30, 2017 due to normal fluctuations in business activities and timing of expenses.

Payroll increased as a result of the hiring of a controller that took place March 1, 2017.

Interest expense increase for the six months ended June 30, 2018 because of increased debts to related parties and longer periods of debt outstanding than in the second quarter of 2017.

Banking fees decreased from 2017 due to the large transaction fees in Argentina to wire funds related to the restoration of the Martha plant.

The depreciation increase is due to depreciation on the Mina Martha. Amortization on most Mina Martha assets began in April 2017.

Cash flow discussion for the three-month period ended June 30, 2018 compared to June 30, 2017

The cash outflow for operating activities prior to items not affecting cash and non-cash items was $2,068,711 a decrease of $2,679,768 (June 30, 2017 –  increase of $2,751,547), due primarily to increased focus on preparing the La Josefina location.  The net operating cash flow, after non-cash expenses and working capital adjustment was an outflow of $1,129,337, a decrease of $3,256,853 (June 30, 2017 – increase of $2,127,516).

The investing cash outflow activities during 2018 were for equipment purchases.

Cash inflow from financing activities of $1,334,903 during the six-month period ending June 30, 2018 reflect the funds received from loans, net of repayments.

Financial Position
Cash

The Company's cash position increased during the six-month period in 2018 by $69,441 from December 31, 2017 (December 31, 2017 $138,921).   The sources of funds were from the cash received from concentrate sales of $913,000 the reduction in receivables of $1,065,000 and new funds from loans of $2,395,000 and operating line of credit. The uses of cash during 2018 repayments of loans of $1,060,000, inventory costs $1,416,000, mining costs of $1,485,000 and cash paid for capital asset purchases of $162,000 and paying down payables of $180,000.

Accounts receivables

The accounts receivable balance decreased from $2,144,830 in 2017 to $1,079,496 in 2018 as payments from the sale of previous concentrate were received.

Inventory

Inventory increased significantly from December 31, 2017 for two main reasons. The first is that at June 30, 2018 the Company had 1 shipment of silver concentrate and 2 shipments of gold concentrate at the shipping port ready for sale. The second is that significant costs were associated with opening the Ailin vein on the La Josefina property which have been inventoried and will be expensed on a pro-rated basis of ounces extracted over anticipated total ounces.

Property Plant and equipment

Property and equipment consist of machinery and equipment primarily in Argentina. Other than paying down the lease on an excavator purchased in 2017, there was only one purchase in 2018 for $13,559.

Mineral interests

Mineral interests remained the same in 2018 as 2017.

Accounts payable, accrued liabilities, bank indebtedness and accounts payable with related parties

Bank indebtedness balance at December 31, 2017 was zero but during the first six months of 2018, the Company made a draw of $50,000.

Accounts payable, accrued liabilities, and transaction taxes payable dropped considerably in the first quarter of 2018 but then increased during the second quarter because sales of gold concentrate had not yet been achieved as at June 30, 2018.

The company acquired $2,345,000 in new debt in 2018 and subsequently repaid approximately $1,060,096 during the six months ended June 30, 2018.

Capital Stock

There were no changes to capital stock during the second quarter and for the year 2018.

Liquidity and Capital Resources

At June 30, 2018, the Company had a negative working capital of $6,662,458 as compared to a negative working capital of $5,308,822 at December 31, 2017.  The unfavorable change in working capital is directly related to focusing on preparing the La Josefina property for future extraction of minerals and sales of concentrate in 2018. Significant costs were incurred to as a result with little revenue from the Martha property concentrate as focus and resources were focused on la Josefina.

During the first two quarters of 2018, the Mina Martha mill continued processing material from the Martha mine but at much lower levels as limited time and resources of the Company were targeted toward the La Josefina property. The Company plans to continue mining material from both the Mina Martha and the La Josefina mines in 2018.

The Company's current plan of processing of material at from Mina Martha and La Josefina plus exploration discoveries will provide sufficient cash flow to cover operating costs, repay loans in full and cover current liabilities. The Company has not determined any resources or reserves for Mina Martha, La Josefina or La Valenciana as defined in the SEC Industry Guide 7.

Off-balance sheet arrangements

At June 30, 2018, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

During the six months ended June 30, 2018, the Company incurred $93,700 (2017- $102,229) in professional fees expense from a key managerial person of CCSA and $12,000 (2017 -$Nil) relating to property rental recorded in silver and gold recovery.  Included in accounts payable and accrued liabilities as at June 30, 2018 was $266,089 (December 31, 2017- $254,089) owing to the President of CCSA for professional geological fees and property rental.

During the six months ended June 30, 2018, the Company incurred $34,848 (2017- $31,692) in professional fees expense relating to the accounting services of a key managerial person of CCSA. Included in accounts payable and accrued liabilities as at June 30, 2018, the Company had a payable owing to the director of CCSA of $Nil (December 31, 2017- $15,810).

During the six months ended June 30, 2018, the Company incurred $109,643 (2017- $192,493) in administrative and office expenses relating to the rental of office space and various administrative services and expenses payable to an entity controlled by a director of the Company. During the period ended June 30, 2018, this entity advanced funds to the Company of $856,650 (2017- $1,586,991) for general administrative purposes. The advances accrue interest at 7% per annum compounding on a monthly basis and are unsecured. During the six months ended June 30, 2018, the Company incurred $137,447 (2017 - $101,610) in interest expense on these advances. As at June 30, 2018, the combined balance of payables for services, advances, and interest due to this entity was $4,688,938 (December 31, 2017 - $3,658,431), which is included in accounts payable and accrued liabilities.

The Company has a loan balance to a director of the Company of $1,615,445 (December 31, 2017- $1,731,022). During the six months ended June 30, 2018 the Company made payments of $115,577 (2017 -$98,132) on the loan principle. During the year ended December 31, 2017, this director modified the repayment terms of the loan and subsequently this loan was reclassified to long-term (see note 14). During the six months ended June 30, 2018, the Company incurred interest expense of $70,180 (2017- $65,593) of which $26,051 is included in interest payable at June 30, 2018 (December 31, 2017- $151,024).

The Company has a loan balance to a director of the Company of $994,861 (December 31, 2017- $700,000). During the six months ended June 30, 2018 the Company received advances of $300,000 (2017- $1,000,000) and made payments of $5,139 (2017 -$1,000,000) on the loan principle. During the six months ended June 30, 2018, the Company incurred interest expense of $34,498 (2017- $5,699) of which $21,882 is included in interest payable at June 30, 2018 (December 31, 2017- $2,282).

Included in accounts payable and accrued liabilities as at June 30, 2018, are amounts owing to a key managerial person of the Company for consulting fees of $79,613 (December 31, 2017- $98,549).

Included in accounts payable and accrued liabilities as at June 30, 2018, are amounts owing to a director of the Company for compensation of $84,000 (December 31, 2017– $84,000).

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

The Company has receivables due from the Argentinean government for value-added taxes.  Significant estimates and judgments are involved in the assessment of recoverability of these receivables.  Changes in management's impairment assumptions may result in an additional impairment provision, or a reduction to any previously recorded impairment provision, with the impact recorded in profit and loss.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures
The Company's management is responsible for establishing and maintaining adequate disclosure controls and procedures. The Company's management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a- 15(e)) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company has maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

		Incorporated by reference
Exhibit Number	Document Description	Filed Form	Date	Number herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4
10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1
10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2
10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3
10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4
10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5
10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6
10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7
10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8
10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9
10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11
10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.11
14.1	Code of Ethics	10-K	05/17/17	14.1
21.1	List of Subsidiaries	10-K	05/22/17	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K		x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			x
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer			x
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer			x
99.1	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1
99.2	Audit Committee Charter	F-1	06/12/12	99.1
101.INS	XBRL Instance Document			x
101.SCH	XBRL Taxonomy Extension – Schema			x

101.CAL	XBRL Taxonomy Extension – Calculations			x
101.DEF	XBRL Taxonomy Extension – Schema			x
101.LAB	XBRL Taxonomy Extension – Labels			x
101.PRE	XBRL Taxonomy Extension – Presentation			x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 20th day of August, 2018.

HUNT MINING CORPORATION (the "Registrant")

BY:	TIMOTHY HUNT
Timothy Hunt Principal Executive Officer and President

BY:	KEN ATWOOD
Ken Atwood Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Filed Form	Date	Number herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4
10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1
10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2
10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3
10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4
10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5
10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6
10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7
10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8
10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9
10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11
10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.11
14.1	Code of Ethics	10-K	05/17/17	14.1
21.1	List of Subsidiaries	10-K	05/22/17	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K		x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			x
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer			x
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer			x
99.1	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1
99.2	Audit Committee Charter	F-1	06/12/12	99.1
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Schema
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentation