Form 10-K/A
period 2017-12-31
HUNT MINING CORP
filed 2018-09-19
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------

FORM 10-K/A-2
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number: 333-182072
--------------------------

Hunt Mining Corp.
(Exact name of Registrant as specified in its charter)

British Columbia	1041
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)

23800 East Appleway Ave.
Liberty Lake, WA   99019
(509)-290-5659
(Address of principal executive offices)

Securities Registered pursuant to Section 12(b) of the Act;

Title of each class None	Name on each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class None	Name on each exchange on which registered None

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
 Item 1B. Unresolved Staff Comments
 None.

Item 2. Properties

Ongoing production at the Martha Project is being undertaken without established mineral resources or reserves and the Company has not established the economic viability of the operations on the Martha Project. As a result, there is increased uncertainty and economic risk of failure associated with these production activities. A NI 43-101 compliant technical report from 2010 does exist for the La Josefina project with measured, indicated and inferred resources. The Ailin vein is part of this resource estimate. The processing plant at the Martha Project has an estimated useful life of 8 years as it is anticipated that this plant will be used to process mineral from the Martha and the La Josefina projects.
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
Present Status of Work Completed and Exploration Plans
Exploration on this property by the Company began in 2017 and currently the mine and mill facilities at Martha are active and processing the minerals from exploration activities.  Exploration for the year was centered on extending Martha Resources by focusing on nearby structures. In 2017 the Martha West resource, an extension of the Martha vein, was announced. In 2017 we were able to access the surface resources and the entire underground resources are scheduled to be mined in 2018.
Additional drilling and exploration was performed on many other smaller targets primarily to the north of Martha, None of these targets produced results that were significant enough to justify further costs. During the year ended December 31, 2017, 5,833 meters were drilled in exploration activities in and around Martha.
Other vein-hosted silver and gold mineralization targets occur on the Martha property and are targeted for future exploration but have no detailed plans or budgets at this time. Several valid exploration target areas exist on the acquired property. They are grouped herein into three priority areas based on historic mineral resources, proximity to the mill and the amount and results of prior exploration work. Future exploration of the Company's properties will be conducted by certified geologists currently employed by the Company. All exploration of the Martha property is expected to be funded by cash flow generated from the Company's La Josefina Property as the resources on that property are scheduled to begin extraction in 2018
Priority 1. Martha Cluster; This cluster has produced the majority of Martha's silver and gold and contained the largest amount of historic mineral resources all from the Martha, R4 and Del Medio System veins. Together, the three systems form a belt of WNW-striking veins that is nearly 2 km long. Generally, the veins dip to the S and SW at steep to moderate angles.

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
The 4-year exploration period was originally planned to proceed in the following three stages:

		Year 2	Years 3 & 4
Target Area	Year 1 To July 2008	July 2008 to July 2009	July 2009 to July 2011	Totals
Noreste Area	US$300,000	US$400,000	US$500,000	US$1,200,000
Veta Norte	500,000	800,000	800,000	2,100,000
Central Area	500,000	800,000	900,000	2,200,000
Piedra Labrada	200,000	100,000	200,000	500,000
TOTAL US$	US$1,500,000	US$2,100,000	US$2,400,000	US$6,000,000

Other conditions of the agreement:

1.	CCSA posted a US$600,000 performance bond (equal to 10% of the total proposed exploration investment).

2.	CCSA must maintain the La Josefina mining rights by paying the annual canons due the province on the project's 398 pertenencias.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock is listed on the TSX Venture Exchange, also referred to as the "TSXV", and trades under the symbol "HMX.V". The following table sets forth the high and low sales prices per share expressed in Canadian dollars and volume traded on the TSXV from January 1, 2016 through December 31, 2017.

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
During the year ended December 31, 2017, the Company sold concentrate containing 597 ounces of gold at an average price of $1,276 and 530,595 ounces of silver at an average price of $17.13 for net proceeds of $8,740,854. 263 tonnes of gold/silver concentrate were shipped during the year ended December 31, 2017 with average grades of Au 70.49 g/mt and Ag 62,640.14 g/mt. This concentrate was the produced from approximately 20,384 tonnes of ore with average grades of 1.06 Au g/mt and 878 Ag g/mt.
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
The total assets increase from 2016 to 2017 of $2,460,200 primarily due to the continued restoration of the Mina Martha plant and equipment to bring it to intended useable state and receivables related to the sale of concentrate. Other capital assets were also acquired during the year that were needed for the extraction and processing of minerals

The non-current liability increased balance from 2016 and 2017 of $1,170,335 is due to accretion of the asset retirement obligation for the Mina Martha property as well as reclassifying current debt to non-current.  See Note 14 of the financial statements.
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
Contractual Obligations

Payments due by period			
	Total	<1 year	1-3 years	3-5 years	>5 years
Loan Payable	$ 700,000	$ 700,000	$ -	$ -	$ -
Long-term Debt	1,731,022	362,428	770,100	598,494	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Balance Sheet	-	-	-	-	-
TOTAL	$2,431,022	$1,062,428	$770,100	$598,494	$ -

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

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES THE TABLES ARE EXAMPLES.  THE TABLE IS DUPLICATED BY RULE IMMEDIATELY FOLLOWING THE SIGNATURE PAGE.

The following is a complete list of exhibits filed as part of this annual report:

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

39

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	04/18/2018	31.1

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	04/18/2018	31.2

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	10-K	04/18/2018	32.1

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer	10-K	04/18/2018	32.2

99.2	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/2012	99.1

99.2	Audit Committee Charter	F-1	06/12/2012	99.1

101.INS	XBRL Instance Document	10-K	04/18/2018	101.INS

101.SCH	XBRL Taxonomy Extension – Schema	10-K	04/18/2018	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations	10-K	04/18/2018	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions	10-K	04/18/2018	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels	10-K	04/18/2018	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation	10-K	04/18/2018	101.PRE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of September, 2018.

HUNT MINING CORPORATION

BY:	TIM HUNT
Timothy Hunt
Principal Executive Officer and President

BY:	JAMES N. MEEK
James N. Meek
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

TIM HUNT	Director	September 19, 2018
Tim Hunt

DARRICK HUNT	Director	September 19, 2018
Darrick Hunt

ALAN CHAN	Director	September 19, 2018
Alan Chan

ALASTAIR SUMMERS	Director	September 19, 2018
Alastair Summers

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

39

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	04/18/2018	31.1

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	04/18/2018	31.2

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer	10-K	04/18/2018	32.1

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer	10-K	04/18/2018	32.2

99.2	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/2012	99.1

99.2	Audit Committee Charter	F-1	06/12/2012	99.1

101.INS	XBRL Instance Document	10-K	04/18/2018	101.INS

101.SCH	XBRL Taxonomy Extension – Schema	10-K	04/18/2018	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations	10-K	04/18/2018	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions	10-K	04/18/2018	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels	10-K	04/18/2018	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation	10-K	04/18/2018	101.PRE