Form 10-Q
period 2018-09-30
HUNT MINING CORP
filed 2018-11-14
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
As of November 15, 2018, the registrant's outstanding common stock consisted of 63,588,798 shares.

Hunt Mining Corp.
Consolidated Interim financial statements

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Balance Sheets
		September 30,	December 31,
	NOTE	2018	2017
CURRENT ASSETS:
Cash	17	$60,240	$78,145
Accounts receivable	12,17,20	977,322	2,144,830
Prepaid expenses		7,054	13,750
Other deposit		-	55,092
Inventory	7	1,996,748	333,320
Total Current Assets		3,041,364	2,625,137

NON-CURRENT ASSETS:
Mineral Properties	8	438,062	438,062
Property, plant and equipment	10	3,838,361	5,033,490
Performance bond	11,17	357,830	434,639
Total Non-Current Assets:		4,634,253	5,906,191

TOTAL ASSETS:		$7,675,617	$8,531,328

CURRENT LIABILITIES:

Accounts payable and accrued liabilities	13,16,17	$7,515,849	$6,673,319
Bank indebtedness	21	319,499	-
Interest payable	16,17	262,751	151,024
Transaction taxes payable	17	25,972	47,188
Loan payable and current portion of long-term debt	14,16,17	2,245,044	1,062,428
Total Current Liabilities:		10,369,115	7,933,959

NON-CURRENT LIABILITIES:
Long-term debt	14,16,17	1,065,262	1,368,594
Asset retirement obligation	9	825,213	773,436
Total Non-Current Liabilities:		1,890,475	2,142,030

TOTAL LIABILITIES:		$12,259,590	$10,075,989

STOCKHOLDERS' DEFICIENCY:
Capital stock: Authorized- Unlimited No Par Value Issued and outstanding - 63,588,798 common shares (December 31, 2017 - 63,588,798 common shares)	15	$24,695,186	$24,695,186
Additional paid in capital		9,696,520	9,696,520
Deficit		(39,196,246)	(35,993,656)
Accumulated other comprehensive income (loss)		220,567	57,289
Total Stockholders' Deficiency:		(4,583,973)	(1,544,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY:		$7,675,617	$8,531,328

Going Concern (Note 3)
Commitments and Provision (Note 19)
Subsequent Events (Note 22)

Approved on behalf of the Board of Directors

Signed CEO "Tim Hunt"

Signed CFO "Ken Atwood"

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars
Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
	3 month period ended September 30,			9 month period ended September 30,
	NOTE	2018	2017	2018	2017
OPERATING EXPENSES:
Professional fees	16	144,406	180,352	480,670	461,656
Directors fees		762	787	2,351	2,291
Exploration expenses		220,537	191,232	481,484	563,982
Travel expenses		27,730	63,467	145,240	213,131
Administrative and office expenses	16	42,191	13,649	135,195	213,404
Payroll expenses	16	64,767	103,989	266,643	281,711
Share based compensation	15,16	-	34,528	-	34,528
Interest expense	16	142,309	134,748	371,137	323,657
Banking charges		14,502	24,646	56,485	94,134
Depreciation	10	403,022	37,999	1,208,688	635,337
Total operating expenses:		$1,060,226	$785,397	$3,147,893	$2,823,831

OTHER INCOME/(EXPENSE):
Silver and gold recovery (loss), net of expenses	20	(96,162)	$340,480	$106,452	$3,200,226
Interest income		2,316	4,206	9,854	12,042
Miscellaneous expense		-	-	-	5,217
Transaction taxes		(3,225)	(6,147)	(13,484)	(23,977)
Gain (loss) on foreign exchange		42,077	296,056	(101,542)	133,251
Contingent liability recovery		-	-	-	(7,749)
Accretion expense	9	(18,659)	(17,462)	(55,977)	(52,386)
Total other income (expense):		$(73,653)	$617,133	$(54,697)	$3,266,624

NET INCOME (LOSS) FOR THE PERIOD		$(1,133,879)	$(168,264)	$(3,202,590)	$442,793

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in value of performance bond	11	14,616	(15,610)	(76,809)	13,751
Foreign currency translation adjustment		46,905	(221,390)	240,087	(282,699)

TOTAL NET INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS) FOR THE PERIOD:		$(1,072,358)	$(405,264)	$(3,039,312)	$173,845

Weighted average shares outstanding - basic and diluted		63,588,798	63,588,798	63,588,798	63,588,798
Weighted average shares outstanding - diluted		-	111,088,798	-	111,088,798

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:		$(0.02)	$(0.01)	$(0.05)	$0.00
NET INCOME (LOSS) PER SHARE - DILUTED:		$-	$(0.00)	$-	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Statement of Changes in Stockholders' Deficiency

			Accumulated
			Other	Additional
	Capital		Comprehensive	Paid in
	Stock	Deficit	Income (Loss)	Capital	Total

Balance -January 1, 2017	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)
Net Income	-	1,655,914	-	-	1,655,914
Other comprehensive income	-	-	86,615	-	86,615
Share based compensation	-	-	-	34,528	34,528
Balance - December 31, 2017	$24,695,186	$(35,993,656)	$57,289	$9,696,520	$(1,544,661)

Balance - January 1, 2018	$24,695,186	$(35,993,656)	$57,289	$9,696,520	$(1,544,661)
Net Income (loss)	-	(3,202,590)	-	-	(3,202,590)
Other comprehensive income	-	-	163,278	-	163,278
Balance - September 30, 2018	$24,695,186	$(39,196,246)	$220,567	$9,696,520	$(4,583,973)

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Statements of Cash Flows
	9 month period ended September 30,
	NOTE	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(3,202,590)	$442,793
Items not affecting cash
Depreciation	10	1,208,688	635,337
Gain (loss) on foreign exchange		(4,200)	5,042
Realized gain on marketable securities		-	34,528
Accretion	9	55,977	52,386
Net change in non-cash working capital items
Decrease (increase) in accounts receivable		1,167,508	(947,950)
Decrease in prepaid expenses		6,355	(14,908)
Decrease (increase) in inventory		(1,663,428)	(541,803)
Increase (decrease) in accounts payable and accrued liabilities		1,186,056	2,763,843
Increase in interest payable		111,727	45,095
Increase (decrease) in transaction taxes payable		(21,216)	12,049
		(1,155,123)	2,486,412
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	10	(178,059)	(1,667,596)
		(178,059)	(1,667,596)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in bank line of credit (net)	21	319,499	50,000
Proceeds from loans	14,16	2,345,000	2,500,000
Repayment of loans	14,16	(1,460,006)	(2,800,119)
		1,204,493	(250,119)

NET INCREASE IN CASH:		(128,689)	568,697

EFFECT OF FOREIGN EXCHANGE ON CASH		110,784	(380,041)

CASH, BEGINNING OF PERIOD:		78,145	108,272

CASH, END OF PERIOD:		$60,240	$296,928
Taxes paid		$16,546	$-
Interest paid		$32	$(312,385)

SUPPLEMENTAL NON-CASH INFORMATION
Change in value of performance bond		$(76,809)	$-
PP&E included in AP		$-	$164,500

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

1.	Nature of Business

Hunt Mining Corp. (the "Company" or "Hunt Mining"), is a mineral exploration and processing company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties in Santa Cruz Province, Argentina.

Effective November 6, 2013, the Company relocated from the Province of Alberta to the Province of British Columbia. The Company's registered office is located at 25th Floor, 700 West Georgia Street, Vancouver, B.C. V7Y 1B3. The Company's head office is located at 23800 E Appleway Avenue, Liberty Lake, Washington, 99019 USA.

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

The Company's activities include the exploration and processing of minerals from properties in Argentina including the La Josefina project and the Mina Martha project (Note 8). On the basis of information to date, the Company has not yet determined whether the exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.  The Mina Martha project was purchased in the second quarter of 2016 and refurbishing activities began in late 2016. The Company finished all refurbishments to the Mina Martha project in the first quarter of 2017 and began selling concentrate in the second quarter of 2017.

Despite the sale of concentrate, the La Josefina and Mina Martha projects remains in the exploration stage because management has not established reserves as defined by SEC Industry Guide 7 required to be classified in either the development or production stage.  As such, the sales of concentrate are classified as silver and gold recovery, net of expenses in profit and loss.

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
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

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

3.    Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended September 30, 2018, the Company had net loss of $3,202,590. As at September 30, 2018, the Company had an accumulated deficit of $39,196,246. The Company intends to continue funding operations through operation of the Martha Mine, La Josefina project and financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.
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
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

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
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

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
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

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

Not all costs are applied against Silver and gold recovery. Since the Company has no established economically viable proven or probable ore reserves, the Company is treated as an exploration company and as such, only direct mining and milling costs are applied against silver and gold recovery. Other administrative, office, professional fees, and travel are disclosed separately.

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
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

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
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

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
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

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

The Company is also exposed to legal risk. The outcome of future proceedings cannot be predicted with certainty. Thus, an adverse decision in a lawsuit could result in additional costs that are not covered, either wholly or partly, under insurance policies and that could significantly influence the business and results of operations.

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
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

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

Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the number of contained ore ounces is based on assay data, and the estimated recovery percentage is based on the expected processing method.

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

7.    Inventory

	September 30, 2018	December 31, 2017

Silver and gold concentrate	$1,880,861	$128,894
Ore stockpiles	-	98,210
Materials and supplies	115,887	106,216
	$1,996,748	$333,320

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

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

As at September 30, 2018 this project has a carrying amount of $438,062 (2017 - $438,062) on the interim consolidated balance sheet.
(b) Acquisition of La Josefina project
In March 2007, the Company acquired the exploration and development rights to the La Josefina project from Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz").

In July 2007, the Company entered into an agreement (subsequently amended) with Fomicruz which provides that, in the event that a positive feasibility study is completed on the La Josefina property, a Joint Venture Corporation ("JV Corporation") would be formed by the Company and Fomicruz. The Company would own 81% of the joint venture company and Fomicruz would own the remaining 19%. Fomicruz has the option to earn up to a 49% participating interest in the JV Corporation by reimbursing the Company an equivalent amount, up to 49%, of the exploration investment made by the Company. The Company has the right to buy back any increase in Fomicruz's ownership interest in the JV Corporation at a purchase price of USD$200,000 per each percentage interest owned by Fomicruz down to its initial ownership interest of 19%; the Company can also purchase 10% of the Fomicruz's initial 19% JV Corporation ownership interest by negotiating a purchase price with Fomicruz. Under the agreement, the Company has until the end of 2019 to complete cumulative exploration expenditures of $18 million and determine if it will enter into production on the property.
As at September 30, 2018 this project has a carrying amount of $Nil (2017 - $Nil) on the consolidated balance sheet.

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

As at September 30, 2018 this project has a carrying amount of $Nil (2017 - $Nil) on the consolidated balance sheet

9.    Asset retirement obligation
On May 6, 2016, the Company purchased the Mina Martha project (Note 8). The Company is legally required to perform reclamation on the site to restore it to its original condition at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of a liability for an asset retirement obligation in the amount of $678,032. The total amount of undiscounted cash flows required to settle the estimated obligation is $1,226,817 which has been discounted using a credit-adjusted rate of 10% (2017 – 10%) and an inflation rate of 2% (2017 – 2%).

The following table describes all of the changes to the Company's asset retirement obligation liability:

	September 30,	December 31,
	2018	2017
Asset retirement obligation at beginning of year	$773,436	$721,695
Foreign exchange	(4,200)	(16,327)
Accretion expense	55,977	68,068
Asset retirement obligation at end of period	$825,213	$773,436

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

10.    Property, Plant and Equipment
	Land	Plant	Buildings	Vehicles and Equipment	Total
Cost
Balance at December 31, 2016	$1,035,397	$2,631,646	$117,500	$2,352,222	$6,136,765
Additions	-	792,055	-	472,244	1,264,299
Balance at December 31, 2017	1,035,397	3,423,701	117,500	2,824,466	7,401,064
Additions	-	-	-	13,559	13,559
Balance at September 30, 2018	$1,035,397	$3,423,701	$117,500	$2,838,025	$7,414,623

Accumulated amortization
Balance at December 31, 2016	$-	$-	$-	$1,201,982	$1,201,982
Depreciation for the year	-	753,391	29,375	382,826	1,165,592
Balance at December 31, 2017	-	753,391	29,375	1,584,808	2,367,574
Depreciation for the year	-	753,391	29,375	425,922	1,208,688
Balance at September 30, 2018	$-	$1,506,782	$58,750	$2,010,730	$3,576,262

Net book value
At December 31, 2017	$1,035,397	$2,670,310	$88,125	$1,239,658	$5,033,490
At September 30, 2018	$1,035,397	$1,916,919	$58,750	$827,295	$3,838,361

11.    Performance bond
The performance bond, originally required to secure the Company's rights to explore the La Josefina property, is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035.  The bond trades in the secondary market in Argentina.  The bond was originally purchased for $247,487.  As of the nine months ended September 30, 2018, the value of the bond decreased to $357,830 (December 31, 2017 - $434,639).  The change in the face value of the performance bond of $76,809 for the nine months ended September 30, 2018 (December 31, 2017- $53,284) is recorded as other comprehensive loss in the Company's consolidated statement of operations and comprehensive loss.

Since Cerro Cazador S.A. ("CCSA") fulfilled its exploration expenditure requirement mandated by the agreement with Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz"), the performance bond was no longer required to secure the La Josefina project.  Therefore, in September 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project.

12.  Accounts receivable
	September 30,	December 31,
	2018	2017
Receivable from sale of concentrate	$149,795	$1,144,710
Value added tax ("VAT") recoverable	780,930	1,000,120
Other receivables	46,597	-
Total accounts receivable	$977,322	$2,144,830

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

13.    Accounts payable
	Note	September 30,	December 31,
		2018	2017
Accounts payables due to related parties	16	$5,584,584	$4,410,894
Trade accounts payable and accrued liabilities		1,931,265	2,262,425
Total accounts payable and accrued liabilities		$7,515,849	$6,673,319

14. Loan Payable and long-term debt
The Following is a summary of all loans.

Unsecured loan payable to related party at 8% interest per annum, due 2022[1] (Note 16)	$1,615,445	$1,731,022

Unsecured loan payable to related party at 8% interest per annum, due on demand (Note 16)	994,861	700,000

Loan payable, repayable in monthly installments ranging between $3,000 and $15,000 per dry metric ton of concentrate, with interest at 6% per annum, secured by concentrate, due 2018[2]	700,000	-
	$3,310,306	$2,431,022
Less current portion	(2,245,044)	(1,062,428)
Long-term debt	$1,065,262	$1,368,594

Principal payments on long-term debt are due as follows.
Year ending December 31,
2018	$362,428
2019	$375,510
2020	$394,590
2021	$414,910
2022	$68,007

1During the year ended December 31, 2017, the maturity date of the loan payable was extended to May 9, 2022 and reclassified as long-term debt.  The modification of the loan payable did not result in an extinguishment in accordance with ASC 470-50.

2 Subsequent to September 30, 2018, loan was repaid. (Note 22)

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

15.  Capital Stock
Authorized:
Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued:
Common Shares	Nine months ended		Year ended
	September 30, 2018		December 31, 2017
	Number	Amount	Number	Amount
Balance, beginning of period	63,588,798	$24,695,186	63,588,798	$24,695,186
Balance, end of period	63,588,798	$24,695,186	63,588,798	$24,695,186

Warrants	Nine months ended		Year ended
	September 30, 2018		December 31, 2017
	Number	Amount	Number	Amount
Balance, beginning of period	48,862,500	$735,152	48,862,500	$735,152
Balance, end of period	48,862,500	$735,152	48,862,500	$735,152

Common share issuances:

No common shares were issued during the nine months ended September 30, 2018 (December 31, 2017 – None).
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
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on September 30, 2018
Stock options	$0.15 - $1.00	4,160,000	2.54	$0.21	4,160,000

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

	September 30, 2018		December 31, 2017
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of period	4,380,000	$0.21	4,225,000	$0.24
Granted	-	$0.00	200,000	$0.20
Expiration of stock options	(220,000)	$1.00	(45,000)	$3.00
Balance, end of period	4,160,000	$0.21	4,380,000	$0.24

No options were granted during the nine months ended September 30, 2018.
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

On April 23, 2018, 20,000 options with an exercise price of CAD 1.000 expired.

As at September 30, 2018, the Company's outstanding and exercisable stock options had an aggregate intrinsic value of $339,493 (December 31, 2017 - $316,717).
 Warrants:
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)
Warrants	0.05 - 0.40	48,862,500	1.88	$0.07

	September 30, 2018		December 31, 2017
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of period	48,862,500	$0.07	48,862,500	$0.07
Warrants	-	-	-	$0.00
Balance, end of period	48,862,500	$0.07	48,862,500	$0.07

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

16.    Related Party Transactions
Key management personnel include the members of the Board of Directors and executive officers of the Company. Related party transactions and balances not disclosed elsewhere in the Financial Statements are as follows:
Name and Principal Position		Remunera- tion, fees or interest expense	Loans or Advances	Remunera- tion, fees, or interest payments	Loan payments	Included in Accounts Payable	Included in Loan Payable and Long-term debt
		9 months ended September 30				As at September 30, 2018 and December 31, 2017
Key managerial person	2018	158,666	-	140,666	-	242,255	-
- professional fees	2017	161,117	-	117,222	-	224,255	-
Key managerial person	2018	56,465	-	72,275	-	-	-
- professional fees	2017	55,200	-	62,916	-	15,810	-
A company controlled by a director	2018	-	-	-	-	3,658,431	-
- admin, office, and interest expenses	2017	362,766	1,649,325	-	-	3,658,431	-
Key executive person	2018	101,250	-	101,250	-	-	-
- salaries and wages	2017	-	-	-	-	-	-
Former Key Executive person - professional fees	2017	114,222	-	66,630	-	98,549	-
Key executive person	2018	100,143	-	100,143	-	-	-
- salaries and wages	2017	124,977	-	124,977	-	-	-
Director	2018	-	-	-	-	235,024	2,610,306	[1]
-loans	2017	111,494	1,000,000	13,105	789,295	235,024	2,431,022

1The Company has two unsecured loans payable to related party at 8% interest per annum, with one loan of $994,861 due on demand and the other loan of $1,615,445 due 2022 (Note 14)
17.    Financial Instruments
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
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

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

Fair value
As at September 30, 2018, there were no changes in the levels in comparison to December 31, 2017.  The fair values of financial instruments are summarized as follows:
	September 30, 2018				September 30, 2017
	Carrying amount		Fair value		Carrying amount		Fair value
	$		$		$		$
Financial Assets

FVTPL
Cash (Level 1)		60,240		60,240		296,928		296,928

Available for sale
Performance bond (Level 1)		357,830		357,830		395,106		395,106

Loans and receivables
Accounts receivable		977,322		977,322		1,074,403		1,074,403

Financial Liabilities

Other financial liabilities
Bank indebtedness		319,499		319,499		50,000		50,000
Accounts payable and accrued liabilities		7,515,849		7,515,849		6,109,375		6,109,375
Transaction taxes payable		25,972		25,972		130,716		130,716
Interest payable		262,751		262,751		98,388		98,388
Loan payable		2,245,044		2,245,044		3,171,192		3,171,192
Long-term debt		1,615,445		1,615,445		-		-

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

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Nine month period ended September 30, 2018 and 2017

The Company has concentrations of credit risk with respect to its trade receivables, the majority of which are concentrated geographically in Argentina amongst a small number of customers. As at September 30, 2018, the Company had one customer whose trade receivable of $149,795 (December 31, 2017 – $1,144,710) accounted for greater than 10% of the total trade receivables.  The Company controls credit risk through monitoring procedures, and by performing credit evaluations of its customers, but generally does not require collateral to secure accounts receivable.

The Company has concentrations in the volume of sales it made to customers.  For the nine months ended September 30, 2018, the Company made sales of $1,431,360 to one customer which accounted for greater than 10% of the total silver and gold recovery, net of expenses (2017 - $498,529).

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions.  At September 30, 2018, the Company had total cash balances of $60,240 (December 31, 2017- $78,145) at financial institutions, where $Nil (December 31, 2017- $Nil) is in excess of federally insured limits.

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

20.    Silver and Gold Recovery (loss)
Silver and gold recovery include the sales from concentrate sold during the nine months ended September 30, 2018 of $1,488,914 (2017 - $6,451,417). Silver and gold recovery revenues have been reported net of direct operating expenses of $1,591,860 for the nine months ended September 30, 2018 (2017 -$1,807,077). Accounts receivable include $149,795 (December 31, 2017 -$1,144,710) for the sales of concentrate.

21. Bank Indebtedness
The Company has a variable rate line of credit available for $330,000 with interest charged at the lender's Index Rate plus 1.0%, with a floor of 4.25%. As at September 30, 2018 the balance of bank indebtedness was $319,499 (December 31, 2017- $Nil) (Note 22).

22.    Subsequent Events

Subsequent to September 30, 2018, the Company had sales of silver and gold concentrate of approximately $787,000. Funds from this shipment were used to repay $700,000 of loan payable (Note 14).

Subsequent to September 30, 2018, the Company received a new loan payable in the amount of $700,000.

Subsequent to September 30, 2018, the Company reduced its line of credit available balance to $250,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the operating results, corporate activities and financial condition of Hunt Mining Corp. (hereinafter referred to as "we", "us", "Hunt Mining", "HMX", or the "Company") and its subsidiaries provides an analysis of the operating and financial results between December 31, 2017 and September 30, 2018 and a comparison of the material changes in our results of operations and financial condition between the nine months period ended September 30, 2017 and the nine months period ended September 30, 2018. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The information contained within this report is current as of November 15, 2018, unless otherwise noted.

Additional information relevant to the Company's activities can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates

The Company uses Canadian Institute of Mining, Metallurgy and Petroleum definitions for the terms "proven reserves", "probable reserves", "measured resources", "indicated resources" and "inferred resources". U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, including National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101"), the U.S. Securities and Exchange Commission ("SEC") does not recognize them.

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

Principal Properties Review
Ongoing production at the Martha Project is being undertaken without established mineral resources or reserves and the Company has not established the economic viability of the operations on the Martha Project. As a result, there is increased uncertainty and economic risk of failure associated with these production activities. Mineral resources have been defined at La Josefina as disclosed in a 2010 Technical Report: Ailin is part of La Josefina.

Donald J. Birak, an independent geologist, is the qualified person under National Instrument 43-101 who has approved the technical and scientific and technical content of this report.

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

In conjunction with Fomicruz, the Company is currently extracting and processing minerals and from La Josefina for metallurgical test purposes. Results from processing these minerals are expected in the 4th quarter of 2018 at which time a formal agreement will be drafted and signed with Fomicruz regarding royalties.

Mina Martha Property

Martha is located in the province of Santa Cruz, Argentina, at 48o , 41', 33.94" south latitude and 69o , 42', 00.79" west longitude (degrees, minutes, seconds) at approximately 350 meters elevation. The closest community is the town of Gobernador Gregores, situated approximately 50 road kilometers (km) to the west-southwest of Martha.

The property was purchased in 2016 by Cerro Cazador SA (CCSA), an Argentine subsidiary of the Company, from an Argentine subsidiary of Coeur Mining Inc. (Coeur). The intent to purchase was announced February 10, 2016 and closed May 11, 2016 as disclosed by the Company on its website (www.huntmining.com). See note 8 of the 2017 financial statements for details on the purchase of the Mina Martha property. The processing plant at the Martha Project has an estimated useful life of 8 years as it is anticipated that this plant will be used to process material from the Martha and the La Josefina projects.

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

Bajo Pobre Property

The Bajo Pobre property covers 3,190 hectares and is mainly on the Estancia Bajo Pobre. The property is located 90 kilometers south of the town of Las Heras. No exploration activity has taken place on the Bajo Pobre Property and no exploration activity is planned for the immediate future.

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

Operating results – Revenues and Expenses

The Company's results for 2018 year to date are largely a product of extraction of silver and gold concentrate from the La Josefina and the Mina Martha projects. To date, only sales of silver concentrate from the Mina Martha project have been realized, however gold concentrate sales from the La Josefina project are anticipated for the 4th quarter. Sales of gold and silver concentrate are reported as Silver and gold recovery (loss), net of expenses. Management determined the mine, mill and other direct costs related to concentrate sales are to be an offset to the silver and gold recovery.

During the nine months ended September 30, 2018 the Company sold 207 ounces of gold at an average price of $1,279 and 87,533 ounces of silver at an average price of $16.35 for net proceeds of $1,488,914 (2017 – 472 ounces at an average price of $1,331 and 417,256 ounces of silver at an average price of $17.84). 50 tonnes of gold/silver concentrate were shipped during the nine months ended September 30, 2018 with average grades of Au 129.94 g/mt and Ag 54,952.02 g/mt. (2017 – 200 tonnes of gold/silver concentrate at grades of 73.38 g/mt Au and 64,873.16 g/mt Ag)

Quarterly Results Summary

Company's quarterly results are shown below in the table below:

Results of Operations for the nine months ended September 30, 2018

The working capital unfavorable variance is primarily due to costs related to the start-up of the La Josefina property as well as significant delays in planned extraction and processing of materials. As at September 30, 2018, the Company had not made any sales of gold concentrate from this property. The Company realized its two first shipments of gold concentrate subsequent to September 30, 2018.

Total assets decreased during the first three quarters 2018 primarily due to depreciation of capital assets. Receivables decreased as funds relating to previous sales of concentrate were received. Inventory increased over December 31, 2017 as there were significant amounts of gold and silver concentrate ready for sale at September 30, 2018.

The change in total shareholder equity is due to the operating loss during the first three quarters of 2018.

Variance Analysis for Net Income

There company's plans of shipping gold concentrate from the La Josefina project during the first three quarters of 2018, were delayed due to difficult winter weather conditions and to delays in formalizing a final agreement with Fomicruz on exportation. The Company did have inventories of concentrated gold on hand at September 30, 2018 which were sold subsequent to September 30, 2018.

Exploration expenses decreased because costs related to the La Josefina project in previous periods were expensed as exploration whereas in the second quarter 2018, they are currently inventoried because they are directly attributable to the production of concentrate.

Travel expenses decreased over 2017 because 2017 required more visits than normal to the Martha property during its startup phase.

Administrative expenses for the nine months ended September 30, 2018 decreased slightly in comparison to the nine months ended September 30, 2017 due to normal fluctuations in business activities and timing of expenses.

As the company gained more experience in extraction and processing of material, payroll was able to be reduced from 2017 due to greater efficiencies.

Interest expense increase for the nine months ended September 30, 2018 because of increased debts over 2017.

Banking fees decreased from 2017. The nine months ended September 30, 2017 was a period when transfers of funds were being sent in to Argentina to fund the restoration of the Martha plant. The nine months ended September 30, 2018 had less transfers comparatively.

The depreciation increase is due to depreciation on the Mina Martha. Amortization on most Mina Martha assets began in April 2017.

Silver and gold recovery (loss), net of expenses was significantly reduced primarily due to costs related to the start-up of the La Josefina property as well as significant delays in planned extraction and processing of material.

Cash flow discussion for the three-month period ended September 30, 2018 compared to September 30, 2017

The cash outflow for operating activities prior to items not affecting cash and non-cash items was $3,202,590 a decrease of $3,645,383 (September 30, 2017 –  increase of $2,979,099), due primarily to decreased sales as the Company increased focus on preparing the La Josefina location.  The net operating cash flow, after non-cash expenses and working capital adjustment was an outflow of $1,155,123, a decrease of $3,641,535 (September 30, 2017 – increase of $2,949,684).

The investing cash outflow activities during 2018 were for equipment purchases.

Cash inflow from financing activities of $1,204,493 during the nine months period ending September 30, 2018 reflect the funds received from loans, net of repayments.

Financial Position
Cash

The Company's cash position decreased during the nine month period ended September 30, 2018 by $17,905 from December 31, 2017 (September 30, 2017 $188,656).   The sources of funds were from the cash received from concentrate sales of $1,488,914, the reduction in receivables of $1,167,508, increase in accounts payable, transaction taxes and interest payable of $933,041 and new funds from loans and operating line of credit of $2,664,499. The uses of cash during 2018 repayments of loans of $1,465,716, inventory costs $1,663,428, operating costs of $2,964,664 and cash paid for capital asset purchases of $178,059.

Accounts receivables

The accounts receivable balance decreased from $2,144,830 in 2017 to $977,322 in 2018 as the Company collected $1,144,710 relating to 2017 concentrate sales. The receivables relating to 2018 concentrate sales are $149,795. Also, there was approximately a reduction in the value of VAT recoverable due to the devaluation of the Argentine Peso.

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

Accounts payable, accrued liabilities, bank indebtedness, loans payable and accounts payable with related parties

Bank indebtedness balance at December 31, 2017 was zero but during the first nine months of 2018, the Company made a draw of $318,499.

Accounts payable, accrued liabilities, and transaction taxes payable dropped considerably in the first quarter of 2018 but then increased during the second and third quarters because sales of gold concentrate had not yet been achieved as at September 30, 2018.

The company acquired $2,345,000 in new debt in 2018 and subsequently repaid approximately $1,465,716 during the nine months ended September 30, 2018.

Capital Stock

There were no changes to capital stock during the second quarter and for the year 2018.

Liquidity and Capital Resources

At September 30, 2018, the Company had a negative working capital of $7,327,751 as compared to a negative working capital of $5,308,822 at December 31, 2017.  The unfavorable change in working capital is directly related to focusing on preparing the La Josefina property for future extraction of minerals and sales of concentrate in 2018. Significant costs were incurred as resources were focused on La Josefina and, as a result, lower revenues from the Martha property were realized in comparison to 2017.

During the first three quarters of 2018, the Mina Martha mill continued processing material from the Martha mine but at much lower levels. The mill capabilities were modified during 2018 and test material from the La Josefina project was processed successfully. Subsequent to September 30, 2018 the Company was sold two shipments of gold concentrate. The Company plans to continue mining material from both the Mina Martha and the La Josefina projects.

The Company's plan for processing material from Mina Martha and La Josefina and additional exploration discoveries is expected to provide sufficient cash flow to cover operating costs, repay loans in full and cover current liabilities.

Off-balance sheet arrangements

At September 30, 2018, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

Key management personnel include the members of the Board of Directors and executive officers of the Company. Related party transactions and balances not disclosed elsewhere in the Financial Statements are as follows:
1The Company has two unsecured loans payable to related party at 8% interest per annum, with one loan of $994,861 due on demand and the other loan of $1,615,445 due 2022 (Note 14)

Proposed Transactions

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

The Company is also exposed to legal risk. The outcome of future proceedings cannot be predicted with certainty. Thus, an adverse decision in a lawsuit could result in additional costs that are not covered, either wholly or partly, under insurance policies and that could significantly influence the business and results of operations.

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

Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the number of contained ore ounces is based on assay data, and the estimated recovery percentage is based on the expected processing method.

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

Going Concern

We have incurred an accumulated loss of $39,196,246 (See Footnote 3 to the financial statements).  We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our financial statements for the period ended September 30, 2018 include an explanatory paragraph regarding our ability to continue as a going concern. The financial statements contained in this report do not include any adjustments that might result from the uncertainty about our ability to continue our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were  effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2018, our company's internal control over financial reporting was effective based on present Company activity

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended September 30, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings:

There are no proceedings to report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities:

There are no defaults to report.

Item 4. Mine Safety Disclosures:

N/A

Item 5. Other Information:

None.

ITEM 6. EXHIBITS.

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			31.1	x

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			31.2	x

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer			32.1	x

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer			32.2	x

99.2	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/2012	99.1

99.2	Audit Committee Charter	F-1	06/12/2012	99.1

101.INS	XBRL Instance Document	10-K	04/18/2018	101.INS	x

101.SCH	XBRL Taxonomy Extension – Schema	10-K	04/18/2018	101.SCH	x

101.CAL	XBRL Taxonomy Extension – Calculations	10-K	04/18/2018	101.CAL	x

101.DEF	XBRL Taxonomy Extension – Definitions	10-K	04/18/2018	101.DEF	x

101.LAB	XBRL Taxonomy Extension – Labels	10-K	04/18/2018	101.LAB	x

101.PRE	XBRL Taxonomy Extension – Presentation	10-K	04/18/2018	101.PRE	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of November, 2018.

HUNT MINING CORPORATION

BY:	TIM HUNT
Timothy Hunt
Principal Executive Officer and President

BY:	KEN ATWOOD
James N. Meek
Principal Financial Officer and Principal Accounting Officer

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			31.1	x

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			31.2	x

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer			32.1	x

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer			32.2	x

99.2	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/2012	99.1

99.2	Audit Committee Charter	F-1	06/12/2012	99.1

101.INS	XBRL Instance Document	10-K	04/18/2018	101.INS	x

101.SCH	XBRL Taxonomy Extension – Schema	10-K	04/18/2018	101.SCH	x

101.CAL	XBRL Taxonomy Extension – Calculations	10-K	04/18/2018	101.CAL	x

101.DEF	XBRL Taxonomy Extension – Definitions	10-K	04/18/2018	101.DEF	x

101.LAB	XBRL Taxonomy Extension – Labels	10-K	04/18/2018	101.LAB	x

101.PRE	XBRL Taxonomy Extension – Presentation	10-K	04/18/2018	101.PRE	x