Form 10-K
period 2018-12-31
HUNT MINING CORP
filed 2019-04-01
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

PART I
Item 1. Business

Hunt Mining Corp. (the “Company” or “Hunt”), is a mineral exploration company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties in Santa Cruz Province, Argentina.

Effective November 6, 2013, the Company continued from the Province of Alberta to the Province of British Columbia. The Company’s registered office is located at 25th Floor, 700 West Georgia Street, Vancouver, B.C. V7Y 1B3. The Company’s head office is located at 23800 E Appleway Avenue, Liberty Lake, Washington, 99019 USA.

The consolidated financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:

Corporation	Incorporation	Percentage ownership	Business Purpose
Cerro Cazador S.A. (“CCSA”)	Argentina	100%	Holder of Assets and Exploration Company
Ganadera Patagonia(1)	Argentina	40%	Land Holding Company
1494716 Alberta Ltd.	Alberta	100%	Nominee Shareholder
Hunt Gold USA LLC	Washington, USA	100%	Management Company

The Company’s activities include the exploration of mineral properties in Argentina. On the basis of information to date, the Company has not yet determined whether the exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.

The Company has one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Argentina. The Company evaluates, acquires, and explores for advanced silver and gold exploration and potential development projects, which may lead to silver and gold production or value adding strategic transactions. In 2018, the Company continued exploration activities at the Martha project and began metallurgical testing of minerals mined at the La Josefina property. These activities resulted in recoveries from sale of silver and gold concentrate and have been reported as “Silver and gold recovery, net of expenses” in the amount of $397,135 for the year ended December 31, 2018. Geographic location of mineral properties and plant and equipment is provided in Item 2 – Properties and Notes 8 and 10 – Mineral Properties and Property and Equipment to the Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Competitive Business Conditions

The mineral exploration business is an extremely competitive industry. The Company is competing with other exploration companies for the capital necessary to sustain exploration and development programs. There is competition for the limited number of silver and gold acquisition and exploration opportunities. As a result, the Company may have difficulty acquiring attractive silver and gold projects at reasonable prices. The Company also competes for skilled labor and consultants for man hours and consulting time.

The year ended, 2017, was the first year of milling production for the refurbished Martha mill. The mill began limited trial operations in January of 2017, with regular milling activities of minerals from exploration activities commencing in April 2017. In addition to continued milling activities from the Martha project in 2018, the Company also expanded its exploration and milling activities to include mill pilot tests for floatation of gold and silver mineralized material from its La Josefina project. The risks associated exploration, mining and milling operations include risks typical of the mining industry. For example, the Company’s operational effectiveness in the processing plan must be properly calibrated and managed to avoid lower recovery of the economic metals. Mechanical failure of equipment could increase costs, decrease efficacy or result in significant delays. The Company manages these risks with detailed mine planning and extraction processes, a maintenance program, and hiring experienced and technically proficient management.

Generally, the Company is subject to the risks inherent to the mining industry. The primary risk of mineral exploration is the low probability of finding a major deposit of minerals. The Company attempts to mitigate this risk by focusing its efforts in areas known to host significant mineral deposits, and by relying on its experienced management team to drive acquisitions of properties that have higher-than-average probabilities of success.

When considering acquisition of properties, not only are essentials such as cost, terms, timing, and market considerations evaluated but also careful screening based on geological, engineering, environmental, and metallurgical factors. In all its operations, the Company competes for skilled labor within the mining industry.

Another significant risk in the mining industry is the price of metals such as gold and silver. If the prices of these metals were to fall substantially, it could lead to a loss of investor interest in the mineral exploration sector, which would increase the difficulty to raise capital necessary to move exploration and development plans forward.

Effect of Existing or Probable Government Regulation

The Company’s exploration and development activities and other property interests are subject to various national, state, provincial and local laws and regulations in the United States, Argentina, and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Company has obtained or has pending applications for those licenses, permits or other authorizations currently required to conduct exploration and other programs. The Company believes that it complies in all material respects with applicable mining, health, safety and environmental statutes and regulations in all the jurisdictions in which it operates. The Company is not aware of any current orders or directions relating to us with respect to the foregoing laws and regulations.

Environmental Regulation

The Company’s projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The Company’s policy is to conduct business in a way that safeguards public health and the environment. The Company believes that its operations are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where it operates could require additional capital expenditures and increased operating and/or reclamation costs. The Company is unable to predict what additional legislation, if any, might be proposed or enacted, or what additional regulatory requirements could impact the economics of its projects. During 2018, none of the project sites had any material non-compliance occurrences with any applicable environmental regulations.

The Company generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Employees

As at December 31, 2018, the Company had 31 full and part time employees and 10 individuals working on a consulting basis. Its operations are managed by officers with input from directors.

Item 1A. Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

Ongoing production at the Martha project is being undertaken without established mineral resources or reserves. In addition to the Martha Project, the Company is processing minerals for testing from the La Josefina project for feasibility studies. The Company has not established the economic viability of the operations on these projects. As a result, there is increased uncertainty and economic risk of failure associated with these production activities. A NI 43-101 compliant technical report from 2010 does exist for the La Josefina project with measured, indicated and inferred resources. The Ailin vein is part of this resource estimate. The processing plant at the Martha project has an estimated remaining useful life of 7 years as it is anticipated that this plant will be used to process mineral from the Martha, La Josefina and other future projects.

Donald J. Birak, Hunt Mining’s Senior Technical Advisor, is the qualified person under National Instrument 43-101 who has approved the technical and scientific aspects of this disclosure.

The majority of the Company’s assets are located in Argentina. The Company’s material mining properties consist of

•	Approximately 52,776-hectare parcel on which the Company’s La Josefina project is located

•	Approximately 29,600-hectare parcel on which the Company’s La Valenciana project is located

•	Approximately 35,700-hectare parcel on which the Company’s Martha project is located

The Company owns the surface rights for the Martha project and approximately 9,498 hectares of the La Josefina project. It also owns a processing plant, mobile and fixed housing units, trucks and additional mechanical equipment, all purchased within the last ten years and in good physical condition.

Geology of the land holdings is characterized by abundant middle-to-late Jurassic age volcanic and volcaniclastic rock units. All projects are within the Deseado Massif of the Santa Cruz province of Argentina, a prominent geomorphic and topographic feature, which is dominated by rhyolitic to rhyodacitic ignimbrite flows and lava domes together with scattered instrusive rocks, subordinate agglomerates, volcanic breccias and tuffs with minor basalts, andesites and volcanic agglomerates intercalated upward with mafic tuffs, conglomerates and sediments. Faults active during the period of intense Jurassic extension and volcanism generally trend NNW-SSE and form a series of graben, and horst blocks

.

70°0'0"W
68°0'0"W
66°0'0"W
47°0'0"S
48°0'0"S
49°0'0"S
CALETA OLIVIA
LAS HERAS
CAÑADON SECO
PERITO MORENO
PICO TRUNCADO
FITZ ROY
JARAMILLO
PUERTO DESEADO
GDOR. GREGORES
P. SAN JULIAN
San José
Cerro Negro
Lomada de Leiva
Bajo Pobre
Las Calandrias
La Paloma
Don Nicolás
Martinetas
La Josefina
El Gateado
Cap Oeste - COSE
La Valenciana
Pinguino
Cerro Moro
Cerro Vanguardia
El Dorado-Monserrat
Malbec
Martha
Wendy
Manantial Espejo
HUNT
MINING CORP
CERRO CAZADOR
SOCIEDAD ANONIMA
Gold / Silver Mining Projects
Patagonia - Argentina
CCSA Silver Mine
CCSA Advanced Exploration
CCSA Exploration
Gold-Silver Mine
Advanced Exploration
Exploration
Deseado Massif
Prospective Lithology
CCSA Mining Properties
0
25
50
Kms
N
S
E
W

Location of Hunt Mining Corporation’s mineral properties within the Deseado Massif of Santa Cruz, Argentina

General Geology of the Deseado Massif

The geology of the Deseado Massif has been described and discussed in numerous papers and reports published during the last fifteen years. The geology has been mapped at various scales by government agencies, most recently covered by a series of 1:250,000 quadrangles published by the Instituto de Geología y Recursos Minerales and Servico Geológico Minero Argentino.

The Deseado Massif is dominated by a few major regional lithologic sequences comprised of instrusive volcanic and volcaniclastic rocks deposited during middle-to late-Jurassic time. The rocks are broken by a series of regional fractures that may represent reactivated pre-Mesozoic “basement” fracture zones. Faults that were active during the period of intense Jurassic extension and volcanism trend mostly NNW-SSE and form a series of grabens, half-grabens and horst blocks which are tilted slightly to the east. Since Jurassic time, the rocks have been cut by normal faults of several different orientations, mainly NW-SE and ENE-WSW, but have undergone very little compression. As a result, they remain relatively undeformed and generally flat-lying to gently dipping, except locally where close to faults, volcanic domes or similar features.

Exposures of rocks older than Jurassic are limited. The oldest “basement” rocks are represented by small outcrops of metamorphic rocks thought to be late Precambrian to early Paleozoic in age (about 540 millon years ago-Ma). These rocks have been assigned to the La Modesta Formation in the western part of the area and to the Complejo Río Deseado in the eastern part. They consist of schists, phyllites, quartzites, gneisses and amphibolites and plutonic intrusions.

The Precambrian and older Paleozoic rocks are unconformably overlain by thick continental sedimentary sequences of late-Paleozoic to early-Mesozoic age, called La Golondrina Formation and El Tranquilo Group. La Golondrina Formation is Permian (299–251 Ma) and is up to 2,200m of arkosic to lithic sandstones, siltstones and conglomerates deposited in N-S to NW-SE rift basins along older reactivated basement structures. El Tranquilo Group is Triassic in age (251– 200 Ma) and consists of up to 650 meteres of rhythmically bedded arkosic sandstones and shales which grade upward into conglomerates and redbeds.

The Triassic sequence is intruded and overlain by the first indications of igneous activity related to the crustal separation and extension initiated in early Jurassic: La Leona and the Roca Blanca Formations. La Leona Formation, early Jurassic in age (175 – 200 Ma), is composed of calc-alkaline granitic intrusive bodies sparsely scattered throughout the northeastern part of the Deseado Massif. The Roca Blanca Formation is also early Jurassic age, and consists of up to 900m of a coarsening-upward fluvial to lacustrine mudstone and sandstone sequence deposited in grabens or other rift basins, mainly in the south-central part of the Deseado Massif. The upper third of the sequence is distinctly richer in volcanic tuffs and other pyroclastic materials.

The Jurassic volcanic rocks are divided into formal units but can be treated as a single bimodal (andesite-rhyolite) Jurassic volcanic complex. There are three units in this volcanic complex: the Cerro Leon and Bajo Pobre Formations and the Bahía Laura Group. The last two units make up the most extensive unit in the massif.

The Cerro Leon unit (lower to middle Jurassic in age) consists of hypabyssal mafic rocks composed of andesitic to basaltic dykes and shallow intrusions located in the south-central part of the massif. The Bajo Pobre Formation (middle to upper Jurassic in age) is typically 150 to 200m thick and is locally up to 600m thick. It is composed of andesites and volcanic agglomerates with minor basalts, which intercalate upwards with mafic tuffs, conglomerates and sediments. Olivine basalts, common in the lower part of the formation in the El Tranquilo anticline region are thought to be products of fissure eruptions from rifts related to the early stages of the Gondwana breakup and continental separation.

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

Martha Property (Martha)

Location

Martha is located in the province of Santa Cruz, Argentina, at 48o  41’, 33.94” south latitude and 69o 42’, 00.79” west longitude (degrees, minutes, seconds) at approximately 350 meters elevation. The closest community is the town of Gobernador Gregores, situated approximately 50 road kilometers (km) to the west-southwest of Martha.

.

Location of Martha in the Santa Cruz province of Argentina
Property Description and Ownership

The property was purchased in 2016 by Cerro Cazador SA (CCSA), an Argentine subsidiary of the Company, from an Argentine subsidiary of Coeur Mining Inc. (Couer). The intent to purchase was announced February 10, 2016 and closed May 11, 2016 as disclosed by the Company on its website (www.huntmining.com). See note 8 of the 2018 financial statements for details on the purchase of the Mina Martha property.

The Martha property consists of approximately 7,850 hectares of concessions, various buildings and facilities, surface and underground mining and support equipment, a 480 tonne per day (tpd - maximum) crushing, grinding and flotation plant, tailings facility, various stockpiles and waste dumps, employee living and cafeteria quarters, and miscellaneous physical materials. The Company restored and repaired the physical assets acquired in the purchase during the latter part of 2016 and the first quarter of 2017. In addition, the Company has access to surface ranch (“estancia”) lands surrounding the mine and mill site that are approximately 35,700 hectares in size.

RG Royalties LLC. holds a 2% Net Smelter Return (NSR) royalty on all production from the Martha property; the obligation for which transferred from Coeur to the Company (www.royalgold.com). In addition, the provincial government holds a 3% pit-head royalty from future production.

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

Martha mineralization is epithermal, intermediate sulfidation in style, hosted in quartz veins, veinlets and vein breccias cutting the margins of a Jurassic-aged caldera (Primero de Abril Caldera; Paéz et al, 2015). Vein widths vary significantly on surface from a few centimeters up to several meters. Banded textures are common in the wider veins. Adularia is a common gangue mineral in the quartz veins.

History

Exploration and production at Martha have a relatively short history, commencing in the late 1990's with the activities of Yamana. On April 3, 2002, Coeur purchased Yamana's 100 percent interest in Polimet, a Yamana subsidiary. From that point in time to late 2007, Coeur mined and shipped ore to its Cerro Bayo mill in Chile. Beginning in January 2008, all mine production from Martha was processed at a new mill and flotation plant located at the Martha mine site with concentrate sold to third party smelters.

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

Coeur

On April 3, 2002, Coeur purchased Yamana's 100 percent interest in Polimet for US$2.5 million. From that point in time to late 2007, Coeur shipped Martha mined ore to its Cerro Bayo mill and concentrator facilities near the town of Chile Chico, Chile; a distance of nearly 900 kilometers by road. Beginning in January 2008, all mine production from Martha was processed at a new mill and flotation plant located at the Martha mine site.

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

During its years of production, Martha produced over 530,000 tonnes of material and over 24 million ounces of silver and 31 thousand ounces of gold.

Martha Mineralized Zones

Silver and gold mineralization at Martha are located within a series of banded and brecciated, veins and veinlets. The style of mineralization has been interpreted to be intermediate-sulfidation in character. The main trend of the mineralized systems is WNW and EW and dip steeply to moderately to the S, SW. On surface, mineralized structures can be several meters wide but often are much less than a meter in true width but may expand in width in the subsurface.

Present Status of Work Completed and Exploration Plans

Exploration on this property by the Company began in 2017 and currently the mine and mill facilities at Martha are active and processing minerals from exploration activities. Exploration for the year was centered on extending Martha extraction by focusing on nearby structures. In 2017 the Martha West deposit, an extension of the Martha vein, was announced. In 2018 mining continued of the surface and underground resources.

The Martha operation produced 14,063 tons averaging 405g Ag and 1.04g Au. For the year ended December 31, 2018, 183,034 Ounces of Ag and 469 ounces of Au were produced from the Martha Plant. The principal source of ore was the remainder of the Martha crown pillar, which at year-end is nearing completion. The Company will obtain additional mineralized material in 2019 by opening the Nor-este deposit with surface mining.

During the year, approximately 75 m of underground development was completed at the 289 level of the Martha underground and surface mine.

The Martha plant operated the entire year on a part-time schedule, 2 weeks on and 2 weeks off.

Ongoing production at the Martha Project is being undertaken without established mineral resources or reserves and the Company has not established the economic viability of the operations on the Martha Project.   As a result, there is increased uncertainty and economic risks of failure associated with these production activities.
Royalties and Taxes

The provincial governments in Argentina own the minerals. In October 2014, a new provincial law increased the mining royalty applicable to doré and concentrate to 3% of the pit-head (mine mouth) value, with certain allowable deductions. In addition, RG Royalties LLC holds a 2% Net Smelter Return royalty on Martha.

The Company is not aware of any other rights, encumbrances, or obligations attached to the Company's Martha property.

Environmental Liabilities

The Company has an asset retirement obligation for reclamation costs for the Martha property of $821,810 as at December 31, 2018.

La Josefina Property
Location

The La Josefina Project is situated about 450 km northwest of the city of Rio Gallegos, in the Santa Cruz province of Argentina within a scarcely populated steppe-like region known as Patagonia. The La Josefina property, situated about 110 kms north of Martha occupies 52,800 hectares and makes up approximately 90% of all meters drilled by the Company.

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

The 4-year exploration period was originally planned to proceed in the following three stages:

	Year 1	Year 2	Years 3 & 4
Target Area	To July 2008	July 2008 to July 2009	July 2009 to July 2011	Totals
Noreste Area	US$300,000	US$400,000	US$500,000	US$1,200,000
Veta Norte	500,000	800,000	800,000	2,100,000
Central Area	500,000	800,000	900,000	2,200,000
Piedra Labrada	200,000	100,000	200,000	500,000
TOTAL US$	US$1,500,000	US$2,100,000	US$2,400,000	US$6,000,000

Other conditions of the agreement:

1.	CCSA posted a US$600,000 performance bond (equal to 10% of the total proposed exploration investment).

2.	CCSA must maintain the La Josefina mining rights by paying the annual canons due the province on the project's 399 pertenencias.

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

On November 15, 2012, the Company signed an amendment to the agreement with Fomicruz which extended the time to develop the La Josefina project by four years, from 2015 to 2019. Between the original agreement and the extension to 2019, the Company agreed to make a minimum investment of US$18 million, of which it has invested approximately US$20 million.

Metallurgic testing on the project began in 2018 and the Company is currently negotiating a new agreement with Fomicruz and Mining Authorities for continued testing, and future production of the minerals at this location.

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

By late 2015, when the options for test milling the material that would be mined at La Josefina under this bulk sampling program seemed very limited, the Company began talks and eventual negotiations with Coeur Mining Inc. to purchase the Martha project assets approximately 110 km (65 miles) to the south of La Josefina from Coeur's Argentine subsidiary, Coeur Argentina SRL.

The Company has been actively pursuing a new exploration partner for the La Josefina project, as of the date of this filing these discussions are still in process.

In 2017 the Company obtained permission from Fomicruz for extraction of mineral from the property for metallurgical test purposes and began doing so in early 2018. The material extracted were processed at the Company's Mina Martha facility.

Much of the following information is derived from, and based upon the La Josefina 2010 Technical Report, which is available for Hunt Mining Corp. on the System for Electronic Document Analysis and Retrieval ("SEDAR") at www.sedar.com. Thus, the comments are not in the present tense.

History

Santa Cruz province - and indeed much of Patagonia - has only a short history of mineral prospecting and mining. Until the Cerro Vanguardia mine was commissioned in late 1989, only a few mineral occurrences had been identified within the 100,000 square kilometer area of the Deseado Massif. Notably, although Coeur Mining, Inc. ceased active mining operations at its Martha Mine in September 2012, the Deseado Massif continues to host several producing mines: the Cerro Vanguardia Mine (AngloGold Ashanti Limited - Fomicruz), the San Jose – Huevos Verdes Mine (Hochschild Mining plc – Minera Andes Incorporated, the Manantial Espejo Mine (Pan American Silver Corp.) and the Cap Oeste and Loma de Leiva mines (Patagonia Gold). Additionally, several new mines are being readied for production, and many active exploration projects (including Goldcorp's Cerro Negro and Pan American's COSE and Joaquin) are in progress.

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

In 1998, after four years of exploring and advancing interest in the project, Fomicruz offered La Josefina for public bidding by international mining companies. In accordance with provincial law, the winner would continue exploring the project to earn the right to share production with Fomicruz of any commercial discoveries. The bid was awarded to Minamérica S. A. ("Minamérica"), a private Argentine mining company. Minamérica dug a limited number of new trenches, initiated a program of systematic surface geochemical sampling, completed several new IP-Resistivity geophysical survey lines and drilled the first exploration holes on the project – 12 diamond core holes totaling 1,320 meters in length. The results of this effort were relatively encouraging but Minamérica nevertheless abandoned the project a year later in 1999.

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

The La Josefina project focused on the Bulk Metallurgical testing of the Ailin structure. The first two benches of the system were exposed and material shipped to the Martha plant for bulk pilot testing.

Approximately 1500 tons averaging 26.5g Au and 137g Ag were processed utilizing standard flotation techniques. Three test shipments to two different European smelters were made in the fourth quarter. Contained in the shipments were 1034 ounces Au and 5,999 ounces Ag.

The Metallurgical testing will continue in 2019 with materials from the Sinter and the Amanda Cecilia structures.

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

Environmental Liabilities

The Company has an asset retirement obligation for reclamation costs for the La Josefina property of $486,589 as at December 31, 2018.

Permits Required

The Company has permit drafts submitted to Fomicruz and Mining Authorities for the metallurgical testing phases 1, 2 and 3, and is currently finalizing and updating these drafts for production phase.

La Valenciana Property

Location

La Valenciana is located on the central-north area of the Santa Cruz Province, Argentina. The project encompasses an area of approximately 29,600 hectares and is contiguous to the Company's La Josefina property to the east. The La Valenciana project is comprised of 11 Manifestations of Discovery (MDs) covering segments of Estancia
Cañadón Grande, Estancia Flecha Negra, Estancia Las Vallas, Estancia La Florentina, Estancia La Valenciana and Estancia La Modesta (inactive ranches).

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

Total costs incurred to date are approximately US$5.1million.

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

The type of mineralization and alteration styles present across the project area are classified as low sulfidation epithermal deposits. Gold and silver occur in fissure vein systems localized in structures, often a meter or wider and hundreds of meters long. They are comprised of quartz veins, stockworks and breccias, rich in adularia with some calcite, that carry gold, silver, electrum and some sulfides, primarily pyrite with small amounts of base metal sulfides.

The La Valenciana project does not yet contain current mineral resources or reserves as defined by NI 43-101 or US SEC standards.

Exploration targets consist of gold and silver mineralized quartz veins in volcanic host rocks. Current work is conducted on the La Josefina and La Valenciana claim blocks. La Josefina includes four major vein systems while La Valenciana harbors three. A total of more than 900 trenches and drill holes have been drilled with approximately 40,000 assayed samples. Higher gold values exceed 100 g/tonne and higher silver values are above 1,000 g/t. Veins are formed by upward fluid migration and are therefore typically open to depth.

The Company has collected a large amount of geochemistry data via sampling and analyses generated by commercial laboratory ICP methods (35+ elements). This data is used by the Company to identify possible  gold and silver mineralized bodies and trends.

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

There was no drilling activity during 2018 at La Valenciana.

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

Other Properties

Bajo Pobre Property

The Bajo Pobre property, also in the Santa Cruz province, covers 3,190 hectares and is mainly on the Estancia Bajo Pobre and is owned 100% by the Company. The property is located 90 kilometers south of the town of Las Heras.

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

Geology and Mineralization

The Bajo Pobre project comprises an extensive low sulphidation epithermal gold and silver vein and stock work system located in the north-central region of the Deseado Massif. The known extent of the Bajo Pobre mineral system encompasses more than 12 kilometers of exposed vein strike within a 5 square kilometer area of intense hydrothermal alteration. The main vein system generally trends northeast and is comprised of at least five outcropping sub-parallel structures, varying between 1 and 10 meters in width, with an average outcrop width of 3 meters. These sub parallel veins converge on a hill which shows extensive stockwork veining, strong silicification, acid leaching and argillic alteration. The mineralization is hosted within permeable dacitic to andesitic composition tuffaceous rocks of the Jurassic aged Bajo Pobre Formation.

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

The Company's Bajo Pobre project does not yet contain known mineral resources or reserves, as defined by NI 43-101 or US SEC standards, nor does it have any processing infrastructure or equipment on site.  There are no power generation facilities on the property, and if it was to become a mine a power generation facility would have to be built or power lines would have to be run to the project.  The property does have access to a good water supply that can be utilized for both drilling and processing should it become a mine.

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

Mineral Exploration Activity

The Company completed detailed geological mapping, surface soil sampling and advanced drill targeting during 2012 on the Bajo Pobre project. The Company did not carry out any exploration work on the Bajo Pobre project in 2013, 2014, 2015, 2016, 2017 or 2018.

Total costs incurred to date are approximately US$1.5 million.

There are no current plans to conduct exploration on the property.

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

El Gateado Property

In March 2006, CCSA acquired the right to conduct exploration on the El Gateado property, located in the Santa Cruz province, through a claim staking process for a period of at least 1,000 days, commencing after the Government issues a formal claim notice, and retain 100% ownership of any mineral deposit found within.

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

The El Gateado project is without known mineral resources or reserves as defined by NI 43-101 pr US SEC standards.

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

The Company did not carry out any exploration work on the El Gateado project in 2012 through 2018.

Total costs incurred to date are approximately US$1.5 million and no current detailed plans to conduct exploration on the property.

Item 3. Legal Proceedings

The Company had no legal proceedings during the year ended December 31, 2018.

Item 4. Mine Safety Disclosures

The Company has no outstanding mine safety violations or other regulatory safety matters to report, pursuant to Item 104 of Regulation S-K. Therefore, no Exhibit 95 is necessary to be included with this filing.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock is listed on the TSX Venture Exchange, also referred to as the "TSXV", and trades under the symbol "HMX.V". The following table sets forth the high and low sales prices per share expressed in Canadian dollars and volume traded on the TSXV from January 1, 2017 through December 31, 2018.

	High	Low	Volume
2018	$ CAD	$ CAD	(shares)
First Quarter	0.51	0.25	2,546,600
Second Quarter	0.36	0.21	367,900
Third Quarter	0.32	0.14	433,100
Fourth Quarter	0.23	0.10	637,300
2017
First Quarter	0.34	0.21	416,000
Second Quarter	0.24	0.16	756,500
Third Quarter	0.28	0.13	778,800
Fourth Quarter	0.25	0.14	2,208,400

 As of December 31, 2018, there were 1,413 registered holders of record of the Company's common shares and an undetermined number of beneficial holders.

Exchange Rates

The Company maintains its books of account in United States dollars and references to dollar amounts herein are to the lawful currency of the United States except that it is traded on the TSX Venture Exchange (TSXV) and, accordingly, stock price quotes and sales of stock are conducted in Canadian dollars (C$). The following table sets forth, for the periods indicated, certain exchange rates based on the noon rate provided by the Bank of Canada. Such rates are the number of Canadian dollars per one (1) U.S. dollar (US$). The high and low exchange rates for each month during the previous six months were as follows:

Month	High	Low
Dec 2018	1.3642	1.3191
Nov 2018	1.3302	1.3088
Oct 2018	1.3142	1.2803
Sep 2018	1.3188	1.2803
Aug 2018	1.3152	1.3917
Jul 2018	1.3255	1.3017

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2018 and 2017.

	Year Ended December 31 (Canadian $ per U.S. $)
	2018	2019
Rate at end of Period	1.3642	1.2545
Low	1.2803	1.2128
High	1.3642	1.2982

Dividends

The Company has not paid any cash dividends on common shares since inception and do not anticipate paying any cash dividends in the foreseeable future. The Company plans to retain earnings, if any, to provide funds for the expansion of business.

Outstanding Share Data

The authorized share capital of the Company consists of an unlimited number of common shares and preferred shares without nominal or par value. As at December 31, 2018, the Company's outstanding equity and convertible securities were as follows:

Securities	Outstanding
Voting equity securities issued and outstanding(1)	63,588,798
Securities convertible or exercisable into voting equity securities – stock options	Stock options to acquire up to 4,160,000 common shares
Securities convertible or exercisable into voting equity securities – warrants
22,500,000 warrants to acquire 22,500,000 common shares at an exercise price of $0.075 CAD per shaer before July 20, 2020
25,000,000 warrants to acquire 25,000,000 comon shares at an exercise price of $0.050 CAD per share before October 13, 2020

(1)
On June 24, 2015, the Company's common shares were consolidated on the basis of one (1) post-consolidation common share for every ten (10) pre-consolidation common shares. All common share, share option, share purchase warrant and per share figures have been adjusted to reflect the 10:1 share consolidation.

Holders

As of December 31, 2018, the Company had 1,413 stockholders of record.

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

	December 31, 2017		December 31, 2018
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of period	4,225,00	$0.24	4,380,000	$0.21
Granted to officeres and directors	200,000	$0.20	-	$-
Expiration of stock options	(45,000)	$2.00	(200,000)	$0.23
Balance, end of period	4,380,000	$0.21	4,160,000	$0.21

Equity Compensation Plan Information for the Incentive Stock Option Plan

Plan category	Number of Securities issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights (CAD)	Number of Securities remaining available for future issuance under equity compensation plans (excluing securities issued upon exercise of outstandign options, warrants and rights)
Equity compensation plans approved by security holders	4,160,000	$0.21	2,198,880
Equity compensation plans not approved by security holders	-	$-	-

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Section 15(g) of the Securities Exchange Act of 1934

The company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell securities and may affect the ability to sell shares in the secondary market.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are "forward-looking statements." The Company's forward-looking statements include current expectations and projections about future production, results, performance, prospects and opportunities, including reserves and other mineralization. The Company has tried to identify these forward-looking statements by using words such as "may," "might," "will," "expect," "anticipate," "believe," "could," "intend," "plan," "estimate" and similar expressions. These forward-looking statements are based on information currently available and are expressed in good faith and believed to have a reasonable basis. However, the forward-looking statements are subject to risks, uncertainties and other factors that could cause actual production, results, performance, prospects or opportunities, including reserves and mineralization, to differ materially from those expressed in, or implied by, these forward-looking statements.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. Projections and other forward-looking statements included in this report have been prepared based on assumptions, which the Company believes to be reasonable, and in accordance with United States generally accepted accounting principles ("GAAP") or any guidelines of the Securities and Exchange Commission ("SEC"). Actual results may vary, perhaps materially. Readers are strongly cautioned not to place undue reliance on such projections and other forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hunt Mining Corporation or to persons acting on the Company's behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Users of these documents should read the following discussion and analysis of the Company's financial condition and results of operations together with its financial statements and related notes in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors" in this annual report on Form 10-K.

The Company

Hunt Mining Corp. is a mineral exploration company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties in Santa Cruz Province, Argentina.

Effective November 6, 2013, the Company continued from the Province of Alberta to the Province of British Columbia. The Company's registered office is located at 25th Floor, 700 W Georgia Street, Vancouver, B.C. V7Y 1B3. The Company's head office is located at 23800 E Appleway Avenue, Liberty Lake, Washington, 99019 USA.

During the year ended December 31, 2018, the major sources of funding were from collection of 2017 silver-gold concentrate receivables, new sales of silver-gold concentrate and proceeds from loans. The Company incurred net operating losses of $3,530,301 for the year ended December 31, 2018 but was profitable in 2017 by approximately $1.66 million. The Company remains focused on evaluating its mining properties in Argentina, with near term prospects of mining the La Josefina gold property and the continuation of production of silver-gold concentrate from the Mina Martha property. The Company is also reviewing strategic opportunities, focusing primarily on development of mineral properties.

During the year ended December 31, 2018, the Company sold concentrate containing 1,360 ounces of gold at an average price of $1,221 and 186,078 ounces of silver at an average price of $15.24 for net proceeds of $3,961,399. 148 tonnes of gold/silver concentrate were shipped during the year ended December 31, 2018 with average grades of Au 285.92 g/mt and Ag 39,113 g/mt. This concentrate was produced from the La Josefina project for testing and the Mina Martha project. Concentrate produced as a result of metallurgical testing on La Josefina was from approximately 1,700 tonnes of material with average grade of 26.52 Au g/mt. Concentrate produced from Mina Martha was from approximately 12,900 tonnes of material with average grade of 416.71 Ag/mt.

Ongoing production at the Martha Project is being undertaken without established mineral resources or reserves and the Company has not established the economic viability of the operations on the Martha Project.   As a result, there is increased uncertainty and economic risks of failure associated with these production activities
 Results of Operations

For the Years Ended December 31, 2018 compared to December 31, 2017

Liquidity and Capital Resources

For the year ended December 31, 2018 the Company had a net loss of $3,564,180, or $0.06 per basic share, compared to a net income of $1,655,914 or $0.03 per basic share, for the year ended December 31, 2017. The decrease was due to the Company following its strategic plan by focusing more of its resources on the advancement of the La Josefina project. Consequently, sales of silver and gold concentrate decreased.

Working capital decreased from 2017 to 2018 by $2,308,144 due to the reduction in concentrate sales resulting in increases of short-term payables, accrued liabilities of approximately $110,000 and an increase in loan payable and current portion of long-term debt of $2.1M.

Total assets decreased from 2017 to 2018 by $631,106. The significant factors attributing to this decrease were reduced trade receivables of $670,000, a net reduction in value of property plant and equipment of $447,000 and an increase in concentrate inventory of $580,000. The trade receivable reduction stemmed from the lower sales levels in 2018. Property Plant and Equipment had additions of approximately $500,000 in 2018 but depreciation for the year was approximately $948,000.

Additions of $486,589 to asset retirement obligations coupled with accretion of $74,370 were the major contributors to non-current liabilities increasing from 2017. Long-term debt decreased by $115,577. The net increase to non-current liabilities was $419,386.

Total shareholder's equity decreased from 2017 to 2018 by the net loss and comprehensive income (loss) for the year of $3.29M.

Summary of Results of Operations:

	December 31, 2018	December 31, 2017	Change Favorable (Unfavorable)
Net income (loss) for the year	$(3,564,180)	$1,655,914	$(5,220,094)
Net income (loss) per share – basic	(0.06)	0.03	(0.09)
Net income (loss) per share – dilluted	(0.06)	0.01	(0.07)
Working capital	$(7,616,966)	$(5,308,822)	$(2,308,144)
Total assets	$7,900,222	$8,531,328	$(631,106)
Total non-current liabilities	2,561,416	2,142,030	(419.386)
Total shareholders' equity	(4,839,422)	(1,544,661)	(3,294,761)

The Company is in exploration phase and has incurred losses since its inception up to 2018. In 2017 and it began selling silver and gold concentrate from Mina Martha and in 2018 began selling gold and silver concentrate as part of metallurgical testing at La Josefina. As shown in the accompanying consolidated financial statements, the Company has an accumulated loss of $39,557,836 through December 31, 2018. The Company intends to fund operations for the next twelve months from the sale of material from the Mina Martha property and the Josefina property.

Financial Position

Cash

Cash increased marginally in 2018. Operating cash outflows were $2,193,591, a decrease from 2017 of approximately $5.6 from lower production and sales levels. There were cash outflows from the purchase of property and equipment of $178,059. The company compensated for these cash outflows by increasing funds from financing activities. Net cash inflow from financing was approximately $2.4M, an increase over 2017 of approximately $3.4M.

Accounts Receivable

The reduced sale of concentrate played a significant role in the Company's decreased accounts receivable balance in 2018. Receivables from the sale of concentrate decreased from 2017 by approximately $700,000.

Inventory

There remained approximately $913,000 of combined mineral inventory and supplies at December 31, 2018.

Property, plant and equipment

Property plant and equipment consists of office furniture, computer equipment, geological equipment, and the Mina Martha plant and equipment assets. The primary reason for the increase in asset costs was additions to the asset retirement obligation of approximately $486,000 for work performed on La Josefina project. During the year, the plant and equipment, that had been repaired as part of the initial capitalization of the Martha facilities, functioned with fewer than anticipated repairs. Furthermore, in 2018 it was determined that the facilities at Martha would be adequate and successful in processing material from la Josefina and potentially other projects. For this reason, management revised its estimate of the useful life on the plant and buildings at the Martha site, extending the projected useful life for 87 months from December 31, 2018. Depreciation for the year was approximately $948,000 (Note 10 of Consolidated Financial Statements).

Accounts payable, accrued liabilities, bank indebtedness and taxes payable.

There were overall increases to these current liabilities of only approximately $110,000 primarily because the majority of continued mining and exploration activities with lower volumes of concentrate sold were funded with short term debt. Focus on exploration of La Josefina was furthered in 2018 with the aim to develop further mining plans with corresponding cost/benefit analysis.

Loan Payable and Long-term Debt

The Company increased net loans to related parties during the year by approximately $1,429,000. Also, during 2018, the company acquired a loan of $700,000 secured by concentrate sales which, during the course of the year, was repaid in full and then redrawn. This loan had an outstanding balance of $591,280 at December 31, 2018. Subsequent to December 31, 2018 this loan was repaid in full and then redrawn again in the amount of $600,000 (Note 23 of Consolidated Financial Statements)

Off-balance sheet arrangements

At December 31, 2018, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

Contractual Obligations

		Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years

Loan Payable	$2,836,141	$2,836,141	$-	$-	$-
Long-Term Debt	1,615,445	362,428	770,100	482,917	-
TOTAL	$4,451,586	$3,198,569	$770,100	$482,917	$-

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2018, the Company had net loss of $3,564,180. As at December 31, 2018, the Company had an accumulated deficit of $39,557,836. The Company intends to continue funding operations through operation of the Martha mine, La Josefina project and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.
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

 (i) Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal constructive obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset, which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).

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

(m) Silver and gold recovery (loss), net of expenses

Recovery of concentrate and other income is recognized when title and the risks and rewards of ownership to deliver concentrate and commodities pass to the buyer and collection is reasonably assured. Sale of concentrate is classified as silver and gold recovery, net of expenses in profit and loss because the Company has not established proven or probable ore reserves and remains in the exploration stage as defined by Industry guide 7.

Not all overhead costs are applied against Silver and gold recovery. Since the Company has no resources or reserves, the Company is treated as an exploration company and as such, direct cost, portions of fixed costs and portions of variable costs are applied against Silver and gold recovery. Other administrative, office, professional fees, and travel are disclosed separately.

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

(n) Inventories

Mineral concentrate and mineralized material stockpiles are physically measured or estimated and valued at the lower of cost or net realizable value. Net realizable value is the estimated future sales price of the product the entity expects to realize when the product is processed and sold, less estimated costs to complete production and bring the product to sale. Where the time value of money is material, these future prices and costs to complete are discounted.

If the stockpile is not expected to be processed in 12 months after the reporting date, it is included in noncurrent assets and the net realizable value is calculated on a discounted cash flow basis.

Cost of silver concentrate and mineralized material stockpiles is determined by using the weighted average method and comprises direct costs and a portion of fixed and variable overhead costs incurred in converting materials into concentrate, based on the normal production capacity.

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

Leases
In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018 and early adoption is permitted. The Company has evaluated all contracts which could be classified as leases under the new standards and determined that any impact as a result of adoption would not be material.

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
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See audited financial statements previously filed with the SEC
The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, "Exhibits, Financial Statement Schedules" and contained in this annual report on Form 10-K.

Hunt Mining Corp.

Consolidated Financial Statements

Year ended December 31, 2018 and 2017	Page

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets	31

Consolidated Statements of Operations and Comprehensive Income (Loss)	32

Consolidated Statement of Changes in Stockholders' Deficiency	33

Consolidated Statements of Cash Flows	34

Notes to the Consolidate Financial Statements	35 - 50

DAVIDSON & COMPANY LLP	Chartered Professional Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Hunt Mining Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hunt Mining Corp. (the "Company"), as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' deficiency, and cash flows for the years ended December 31, 2018 and 2017, and the related notes and schedules (collectively referred to as the "financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Hunt Mining Corp. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

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

1200 - 609 Granville Street, P.O. Box 10372, Pacific Center, Vancouver, B.C., Canada V7Y 1G6 Telephone (604) 687-0947 Davidson-co.com

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

"DAVIDSON & COMPANY LLP"
Chartered Professional Accountants

Vancouver, Canada

March 29, 2019

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Balance Sheets
		December 31,	December 31,
	NOTE	2018	2017
CURRENT ASSETS:
Cash	17	$115,372	$78,145
Accounts receivable	12,17,20	1,474,303	2,144,830
Prepaid expenses		57,672	13,750
Other deposit		-	55,092
Inventory	7	913,915	333,320
Total Current Assets		2,561,262	2,625,137

NON-CURRENT ASSETS:
Mineral Properties	8	438,062	438,062
Property, plant and equipment	10	4,585,520	5,033,490
Performance bond	11,17	315,378	434,639
Total Non-Current Assets:		5,338,960	5,906,191
TOTAL ASSETS:		$7,900,222	$8,531,328

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	13,16,17	$6,328,861	$6,673,319
Bank indebtedness	21	330,000	-
Interest payable	16,17	320,669	151,024
Transaction taxes payable	17	129	47,188
Loan payable and current portion of long-term debt	14,16,17	3,198,569	1,062,428
Total Current Liabilities:		10,178,228	7,933,959

NON-CURRENT LIABILITIES:
Long-term debt	14,16,17	1,253,017	1,368,594
Asset retirement obligation	9	1,308,399	773,436
Total Non-Current Liabilities:		2,561,416	2,142,030
TOTAL LIABILITIES:		$12,739,644	$10,075,989

STOCKHOLDERS' DEFICIENCY:
Capital stock: Authorized- Unlimited No Par Value Issued and outstanding - 63,588,798 common shares (December 31, 2017 - 63,588,798 common shares)	15	$24,695,186	$24,695,186
Additional paid in capital		9,696,520	9,696,520
Deficit		(39,557,836)	(35,993,656)
Accumulated other comprehensive income		326,708	57,289
Total Stockholders' Deficiency:		(4,839,422)	(1,544,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY:		$7,900,222	$8,531,328

Going Concern (Note 3)
Subsequent Events (Note 23)

Approved on behalf of the Board of Directors

Signed CEO "Tim Hunt"

Signed CFO "Ken Atwood"

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars
Consolidated Statements of Operations and Comprehensive Income (Loss)
	Year ended December 31,
	NOTE	2018	2017
OPERATING EXPENSES:
Professional fees	16	736,380	887,198
Directors fees		3,119	3,934
Exploration expenses		484,695	752,341
Travel expenses		157,786	310,718
Administrative and office expenses	16	119,785	295,921
Payroll expenses	16	331,967	402,785
Share based compensation	15,16	-	34,528
Interest expense	16	522,968	462,127
Banking charges		64,002	104,227
Depreciation	10	948,118	1,165,592
Total operating expenses:		$3,368,820	$4,419,371

OTHER INCOME/(EXPENSE):
Silver and gold recovery (loss), net of expenses	20	$397,135	$5,757,321
Interest income		18,869	16,292
Transaction taxes		(16,903)	(33,169)
Gain (loss) on foreign exchange		(520,091)	(11,910)
Contingent liability recovery		-	73,970
Accretion expense	9	(74,370)	(68,068)
Recovery of written-off value added tax		-	340,849
Total other income (expense):		$(195,360)	$6,075,285

NET INCOME (LOSS) FOR THE YEAR		$(3,564,180)	$1,655,914

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in value of performance bond	11	(119,261)	53,284
Foreign currency translation adjustment		388,680	33,331

TOTAL NET INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS) FOR THE YEAR:		$(3,294,761)	$1,742,529

Weighted average shares outstanding - basic and diluted		63,588,798	63,588,798
Weighted average shares outstanding - diluted		-	115,163,798

NET INCOME (LOSS) PER SHARE - BASIC		$(0.06)	$0.03
NET INCOME (LOSS) PER SHARE - DILUTED:		$(0.06)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Statement of Changes in Stockholders' Deficiency

			Accumulated
			Other	Additional
	Capital		Comprehensive	Paid in
	Stock	Deficit	Income (Loss)	Capital	Total

Balance -January 1, 2017	$24,695,186	$(37,649,570)	$(29,326)	$9,661,992	$(3,321,718)
Net Income	-	1,655,914	-	-	1,655,914
Other comprehensive income	-	-	86,615	-	86,615
Share based compensation	-	-	-	34,528	34,528
Balance - December 31, 2017	$24,695,186	$(35,993,656)	$57,289	$9,696,520	$(1,544,661)

Balance - January 1, 2018	$24,695,186	$(35,993,656)	$57,289	$9,696,520	$(1,544,661)
Net Income (loss)	-	(3,564,180)	-	-	(3,564,180)
Other comprehensive income	-	-	269,419	-	269,419
Balance - December 31, 2018	$24,695,186	$(39,557,836)	$326,708	$9,696,520	$(4,839,422)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Consolidated Statements of Cash Flows
		Year Ended December 31,
	NOTE	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(3,564,180)	$1,655,914
Items not affecting cash
Depreciation	10	948,118	1,165,592
Contingent liability recovery		-	(73,970)
Loss on foreign exchange		(25,996)	(6,809)
Share based compensation		-	34,528
Accretion	9	74,370	68,068
Net change in non-cash working capital items
Decrease (increase) in accounts receivable		670,527	(2,018,377)
Decrease (increase) in prepaid expenses		(44,570)	4,362
Increase in inventory		(580,595)	(333,320)
Increase in accounts payable and accrued liabilities		206,149	2,910,022
Increase in interest payable		169,645	97,731
Decrease in transaction taxes payable		(47,059)	(71,479)
		(2,193,591)	3,432,262
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	10	(178,059)	(2,599,799)
		(178,059)	(2,599,799)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in bank line of credit (net)	21	330,000	-
Proceeds from loans	14,16	3,790,862	4,400,000
Repayment of loans	14,16	(1,770,298)	(5,440,289)
		2,350,564	(1,040,289)

NET DECREASE IN CASH:		(21,086)	(207,826)

EFFECT OF FOREIGN EXCHANGE ON CASH		58,313	177,699
CASH, BEGINNING OF YEAR:		78,145	108,272
CASH, END OF YEAR:		$115,372	$78,145

Taxes paid		$180,840	$146,090
Interest paid		$98,492	$143,695
SUPPLEMENTAL NON-CASH INFORMATION
Increase in asset retirement obligation capitalized to Property Plant, and equipment		$486,589	$-
Reclassification of long-term debt from current		$-	$1,368,594
Change in value of performance bond		$(119,261)	$53,284
PP&E included in AP		$-	$164,500
Reclassification of contingent liability to accrued liability		$-	$176,030

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

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

The Company's activities include the exploration and processing of minerals from properties in Argentina including the Mina Martha project (Note 8) and the La Josefina project on a metallurgical test basis. On the basis of information to date, the Company has not yet determined whether the Exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties. The Mina Martha project was purchased in the second quarter of 2016 and refurbishing activities began in late 2016. The Company finished all refurbishments to the Mina Martha project in the first quarter of 2017 and began selling concentrate in the second quarter of 2017. In 2018, the Company continued the sale of concentrate from Martha as well as began metallurgical tests on the La Josefina project. Concentrate produced as a byproduct of this testing was sold in 2018.

Ongoing production at the Martha Project is being undertaken without established mineral resources or reserves and the Company has not established the economic viability of the operations on the Martha Project.   As a result, there is increased uncertainty and economic risks of failure associated with these production activities.
Despite the sale of concentrate, the all projects remain in the exploration stage because management has not established proven or probable ore reserves required to be classified in either the development or production stage. As such, the sales of concentrate are classified as silver and gold recovery, net of expenses in profit and loss.

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

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

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
2. Going Concern
3.  Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2018, the Company had net loss of $3,564,180. As at December 31, 2018, the Company had an accumulated deficit of $39,557,836. The Company intends to continue funding operations through operation of the Martha mine, La Josefina project and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.
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
Expressed in U.S. Dollars

Notes to Financial Statements

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
Expressed in U.S. Dollars

Notes to Financial Statements

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

 (i) Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal constructive obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset, which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).

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
Expressed in U.S. Dollars

Notes to Financial Statements

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

(m) Silver and gold recovery (loss), net of expenses

Recovery of concentrate and other income is recognized when title and the risks and rewards of ownership to deliver concentrate and commodities pass to the buyer and collection is reasonably assured. Sale of concentrate is classified as silver and gold recovery, net of expenses in profit and loss because the Company has not established proven or probable ore reserves and remains in the exploration stage as defined by Industry guide 7.

Not all overhead costs are applied against Silver and gold recovery. Since the Company has no reserves, the Company is treated as an exploration company and as such, direct cost, portions of fixed costs and portions of variable costs are applied against Silver and gold recovery. Other administrative, office, professional fees, and travel are disclosed separately.

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

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

(n) Inventories

Mineral concentrate and mineralized material stockpiles are physically measured or estimated and valued at the lower of cost or net realizable value. Net realizable value is the estimated future sales price of the product the entity expects to realize when the product is processed and sold, less estimated costs to complete production and bring the product to sale. Where the time value of money is material, these future prices and costs to complete are discounted.

If the stockpile is not expected to be processed in 12 months after the reporting date, it is included in noncurrent assets and the net realizable value is calculated on a discounted cash flow basis.

Cost of silver concentrate and mineralized material stockpiles is determined by using the weighted average method and comprises direct costs and a portion of fixed and variable overhead costs incurred in converting materials into concentrate, based on the normal production capacity.

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

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

Leases

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018 and early adoption is permitted. The Company has evaluated all contracts which could be classified as leases under the new standards and determined that any impact as a result of adoption would not be material.

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

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

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

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

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

Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the number of contained mineral ounces is based on assay data, and the estimated recovery percentage is based on the expected processing method. Stockpile tonnages are verified by periodic surveys.

Silver and gold recovery (loss), net of expenses

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

Change in estimates

During the year, the Company conducted a review of its plant and buildings which resulted in changes in its expected use. It was determined that the renovation work performed in 2016 and 2017 on these assets was having greater success than originally anticipated in extending their useful life. Additionally, metallurgical studies performed throughout 2018 confirmed that the plant could be successfully used to process mineralized materials from other mineral properties of the Company. It is now expected that the useful life of these assets will be extended from an original estimate of 36 months in 2017 to 87 months from December 31, 2018.

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

7.  Inventory

	December 31, 2018	December 31, 2017

Silver and gold concentrate	$794,086	$128,894
Ore stockpiles	-	98,210
Materials and supplies	119,829	106,216
	$913,915	$333,320

Inventory at December 31, 2018 includes $616,253 of gold concentrate which resulted from the metallurgical testing on the La Josefina project. The Company is currently working with, the local state agency, Fomicruz to establish a formal agreement for full production rights on the project, and in good faith does not plan to sell the gold concentrate until those terms can be finalized. As this process is expected to be resolved within the year, the gold concentrate has been classified as a current asset within inventory. Fomicruz will have rights to a 5% net smelter royalty on the sale of this inventory under the current agreements in place.

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

In July 2007, the Company entered into an agreement (subsequently amended) with Fomicruz which provides that, in the event that a positive feasibility study is completed on the La Josefina property, a Joint Venture Corporation ("JV Corporation") would be formed by the Company and Fomicruz. The Company would own 81% of the joint venture company and Fomicruz would own the remaining 19%. Fomicruz has the option to earn up to a 49% participating interest in the JV Corporation by reimbursing the Company an equivalent amount, up to 49%, of the exploration investment made by the Company. The Company has the right to buy back any increase in Fomicruz's ownership interest in the JV Corporation at a purchase price of USD$200,000 per each percentage interest owned by Fomicruz down to its initial ownership interest of 19%; the Company can also purchase 10% of the Fomicruz's initial 19% JV Corporation ownership interest by negotiating a purchase price with Fomicruz. Under the agreement, the Company has until the end of 2019 to complete cumulative exploration expenditures of $18 million and determine if it will enter into production on the property. At December 31, 2018, the Company had incurred approximately $20 million and is in current discussions with Fomicruz to develop a plan for production in early to mid-2019.

As at December 31, 2018 this project has a carrying amount of $Nil (2017 - $Nil) on the consolidated balance sheet.

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

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

As at December 31, 2018 this project has a carrying amount of $Nil (2017 - $Nil) on the consolidated balance sheet

9. Asset retirement obligation

On May 6, 2016, the Company purchased the Mina Martha project (Note 8). The Company is legally required to perform reclamation on the site to restore it to its original condition at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of that liability as an asset retirement obligation. During the year ended December 31, 2018, the company recognized additions to its asset retirement obligation related to work performed on the La Josefina property in the amount of $486,589. The total amount of undiscounted cash flows required to settle the estimated obligation is $1,940,270 which has been discounted using a credit-adjusted rate of 10% (2017 – 10%) and an inflation rate of 2% (2017 – 2%).

The following table describes all of the changes to the Company's asset retirement obligation liability:

	December 31, 2018	December 31, 2017
Asset retirement obligation at beginning of year	$773,436	$721,695
Additions	486,589	-
Foreign exchange	(25,996)	(16,327)
Accretion expense	74,370	68,068
Asset retirement obligation at end of period	1,308,399	773,436

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

10. Property, Plant and Equipment

	Land	Plant	Buildings	Vehicles and Equipment	Total
Cost
Balance at December 31, 2016	$1,035,397	$2,631,646	$117,500	$2,352,222	$6,136,765
Additions	-	792,055	-	472,244	1,264,299
Balance at December 31, 2017	1,035,397	3,423,701	117,500	2,824,466	7,401,064
Additions	-	486,589	-	13,559	500,148
Balance at December 31, 2018	$1,035,397	$3,910,290	$117,500	$2,838,025	$7,901,212

Accumulated depreciation
Balance at December 31, 2016	$-	$-	$-	$1,201,982	$1,201,982
Depreciation for the year	-	753,391	29,375	382,826	1,165,592
Balance at December 31, 2017	-	753,391	29,375	1,584,808	2,367,574
Depreciation for the year	-	368,319	12,155	567,644	948,118
Balance at December 31, 2018	$-	$1,121,710	$41,530	$2,152,452	$3,315,692

Net book value
At December 31, 2017	$1,035,397	$2,670,310	$88,125	$1,239,658	$5,033,490
At December 31, 2018	$1,035,397	$2,788,580	$75,970	$685,573	$4,585,520

11.  Performance bond

The performance bond, originally required to secure the Company's rights to explore the La Josefina property, is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035. The bond trades in the secondary market in Argentina. The bond was originally purchased for $247,487. As of the year ended December 31, 2018, the value of the bond decreased to $315,378 (December 31, 2017 - $434,639). The change in the face value of the performance bond of $119,261 for the year ended December 31, 2018 (December 31, 2017- $53,284) is recorded as other comprehensive loss in the Company's consolidated statement of operations and comprehensive loss.

Since Cerro Cazador S.A. ("CCSA") fulfilled its exploration expenditure requirement mandated by the agreement with Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz"), the performance bond was no longer required to secure the La Josefina project. Therefore, in September 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project.

12.  Accounts receivable

	December 31,	December 31,
	2018	2017
Receivable from sale of concentrate	$ 438,042	$ 1,144,710
Value added tax ("VAT") recoverable	986,014	1,000,120
Other receivables	50,247	-
Total accounts receivable	$ 1,474,303	$ 2,144,830

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

13. Accounts payable

	Note	December 31,	December 31,
		2018	2017
Accounts payables due to related parties	16	$4,416,555	$4,410,894
Trade accounts payable and accrued liabilities		1,912,306	2,262,425
Total accounts payable and accrued liabilities		$6,328,861	$6,673,319

14. Loan Payable and long-term debt

The Following is a summary of all loans.

	December 31,	December 31,
	2018	2017
Unsecured loan payable to related party at 8% interest per annum, due 2022[1] (Note 16)	$1,615,445	$1,731,022

Unsecured loan payable to related party at 8% interest per annum, due on demand (Note 16)	994,861	700,000

Unsecured loan payable to related party at 7% interest per annum, due on demand (Note 16)	1,250,000	-

Loan payable, repayable in monthly installments ranging between $3,000 and $15,000 per dry metric ton of concentrate, with interest at 6% per annum, secured by concentrate, due 2018[2]	591,280	-
	$4,451,586	$2,431,022
Less current portion	(3,198,569)	(1,062,428)
Long-term debt	$1,253,017	$1,368,594

Principal payments on long-term debt are due as follows.

Year ending December 31,
2019	$ 362,428
2020	$ 375,510
2021	$ 394,590
2022	$ 414,910
2023	$ 68,007

[1]
During the year ended December 31, 2017, the maturity date of the loan payable was extended to May 9, 2022. The modification of the loan payable did not result in an extinguishment in accordance with ASC 470-50. During the year ended December 31, 2017 loan payable was re-classified as long-term debt.

[2]	Subsequent to December 31, 2018, loan was repaid in full (Note 23).

15.  Capital Stock

Authorized:
Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued:
Common Shares	Year ended		Year ended
	December 31, 2018		December 31, 2017
	Number	Amount	Number	Amount
Balance, beginning of year	63,588,798	$24,695,186	63,588,798	$24,695,186
Balance, end of year	63,588,798	$24,695,186	63,588,798	$24,695,186

Common share issuances:

No common shares were issued during the year ended December 31, 2018 (December 31, 2017 – None).

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

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on December 31, 2018
Stock options	$0.15 - $1.00	4,160,000	2.29	$0.21	4,160,000
_____________
	December 31, 2018		December 31, 2017
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of year	4,380,000	$0.21	4,225,000	$0.24
Granted	-	$0.00	200,000	$0.20
Expiration of stock options	(220,000)	$0.23	(45,000)	$3.00
Balance, end of year	4,160,000	$0.21	4,380,000	$0.21

No options were granted during the year ended December 31, 2018.

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

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

On April 23, 2018, 20,000 options with an exercise price of CAD $1.00 expired.

On April 26, 2018 200,000 stock options expired/cancelled as a result of an employee resigning from the Company.

As at December 31, 2018, the Company's outstanding and exercisable stock options had an aggregate intrinsic value of $Nil (December 31, 2017 - $316,717).

 Warrants:
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)
Warrants	0.05 - 0.075	47,500,000	1.68	$0.06
_______________
	December 31, 2018		December 31, 2017
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of year	48,862,500	$0.07	48,862,500	$0.07
Expiration of Warrants	(1,362,500)	$0.40	-	-
Balance, end of year	47,500,000	$0.06	48,862,500	$0.07

On November 25, 2018, 1,362,500 warrants with an exercise price of CAD $0.40 expired.

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

16.  Related Party Transactions

Key management personnel include the members of the Board of Directors and executive officers of the Company. Related party transactions and balances not disclosed elsewhere in the Financial Statements are as follows:

Name and Principal Position		Remuneration, fees or interest expense	Loans or Advances	Remuneration, fees, or interest payments	Loan payments	Included in Accounts Payable	Included in Loan Payable and Long-term debt
		Year ended December 31				As at December 31, 2018 and December 31, 2017
A company controlled by a director	2018	165,270	-	-	-	3,972,693	-
- admin, office, and interest expenses	2017	463,938	1659963	-	-	3,807,423	-
Key executive person	2018	135,000	-	135,000	-	-	-
- salaries and wages	2017	-	-	-	-	-	-
Former Key Executive person - professional fees	2017	114,222	-	66,630	-	98,549	-
Key executive person	2018	135,000	-	135,000	-	-	-
- salaries and wages	2017	124,977	-	124,977	-	-	-
Director	2018	254,868	2,390,862	46,030	961,577	443,862	3,860,306[1,2]
-loans	2017	186,676	2,900,000	35,652	2,441,070	235,024	2,431,022

[1]
The Company has two unsecured loans payable to related party at 8% interest per annum, with one loan of $994,861 due on demand and the other loan of $1,615,445 due 2022. The Company has another unsecured loan payable of $1,250,000 to a related party at 7% interest per annum (Note 14).

[2]	Subsequent to December 31, 2018 the Company was loaned funds from a related party of in the amount of $1,275,080. (Note 23).

17. Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, performance bond, accounts payable and accrued liabilities, bank indebtedness, loan payable, interest payable, and long-term debt.

The Company characterizes inputs used in determining fair value using a hierarchy that prioritizes inputs depending on the degree to which they are observable. The fair value hierarchy establishes three levels to classify the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

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

Fair value

As at December 31, 2018, there were no changes in the levels in comparison to December 31, 2017. The fair values of financial instruments are summarized as follows:

	December 31, 2018				December 31, 2017
	Carrying amount		Fair value		Carrying amount		Fair value
	$		$		$		$
Financial Assets

FVTPL
Cash (Level 1)		115,372		115,372		78,145		78,145

Available for sale
Performance bond (Level 1)		315,378		315,378		434,639		434,639

Loans and receivables
Accounts receivable		1,474,303		1,474,303		2,144,830		2,144,830

Financial Liabilities

Other financial liabilities
Bank indebtedness		330,000		330,000		-		-
Accounts payable and accrued liabilities		6,328,861		6,328,861		6,673,319		6,673,319
Transaction taxes payable		129		129		47,188		47,188
Interest payable		320,669		320,669		151,024		151,024
Loan payable		3,198,569		3,198,569		1,062,428		1,062,428
Long-term debt		1,253,017		1,253,017		1,731,022		1,731,022

Cash and performance bond are measured based on Level 1 inputs of the fair value hierarchy on a recurring basis.

The carrying value of accounts receivable, accounts payable and accrued liabilities, bank indebtedness, loan payable, interest payable, and long-term debt approximate their fair value because of the short-term nature of these instruments and because long-term debt approximates a market rate of interest. The Company assessed that there were no indicators of impairment for these financial instruments.

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

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

The Company has concentrations of credit risk with respect to its trade receivables, the majority of which are concentrated geographically in Argentina amongst a small number of customers. As at December 31, 2018, the Company had one customer whose trade receivable of $438,042 (December 31, 2017 – $1,144,710) accounted for greater than 10% of the total trade receivables. The Company controls credit risk through monitoring procedures, and by performing credit evaluations of its customers, but generally does not require collateral to secure accounts receivable.

The Company has concentrations in the volume of sales it made to customers. For the year ended December 31, 2018, the Company made sales of $3,961,399 to one customer which accounted for greater than 10% of the total silver and gold recovery, net of expenses (2017 - $8,740,854).

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At December 31, 2018, the Company had total cash balances of $115,372 (December 31, 2017- $78,145) at financial institutions, where $Nil (December 31, 2017- $Nil) is in excess of federally insured limits.

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

20.  Silver and Gold Recovery

Silver and gold recovery include the sales from concentrate sold during the year ended December 31, 2018 from mining projects of $3,961,399 (2017 - $8,740,854) Silver and gold recovery revenues have been reported net of direct operating expenses of $3,564,264 for the year ended December 31, 2018 (2017 -$3,498,512). Accounts receivable include $438,042 (December 31, 2017 -$1,144,710) for the sales of concentrate.

21.  Bank Indebtedness

The Company has a variable rate line of credit available for $330,000 with interest charged at the lender's Index Rate plus 1.0%, with a floor of 4.25%. As at December 31, 2018, the balance of bank indebtedness was $330,000 (December 31, 2017- $Nil). Subsequent to December 31, 2018, the Company paid off the balance of $330,000 (Note 23).

22.  Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

Hunt Mining Corp.
Expressed in U.S. Dollars

Notes to Financial Statements

	2018	2017

Net income for the year	$(3,564,180)	$1,655,914

Expected income tax (recovery)	$(962,000)	$431,000
Change in statutory, foreign tax, foreign exchange rates and other	69,000	1,240,000
Permanent differences	307,000	404,000
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	304,000	73,000
Change in unrecognized deductible temporary differences	282,000	(2,148,000)
Total income tax expense (recovery)	$-	$-

Current income tax	$-	$-
Deferred tax recovery	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2018 was $(2,982,000) and (December 31, 2017- $(2,700,000) respectively.

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below:

	2018	2017
Deferred tax assets (liabilities)
Property and equipment	14,000	-
Non-capital losses available for future period	2,968,000	2,700,000
	2,982,000	2,700,000
Valuation allowance	(2,982,000)	(2,700,000)
Net deferred tax assets	$-	$-

23.  Subsequent Events

Subsequent to December 31, 2018, the Company had sales of silver concentrate of approximately $332,000. Funds from this shipment were used to repay $75,000 of loan payable (Note 14)

Subsequent to December 31, 2018, the Company repaid $591,280 of debt to a third party.

Subsequent to December 31, 2018, the Company acquired a new short-term loan from a third party in the amount of $600,000.

Subsequent to December 31, 2018 the Company was loaned funds from a related party of in the amount of $1,275,080.

Subsequent to December 31, 2018, the Company repaid $330,000 on its line of credit.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURE S Disclosure Controls and Procedures

The management of Hunt Mining Company has evaluated, with the participation of the Principal Executive Officer and Principal Financial Officer, the effectiveness of disclosure controls and as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In additions, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management's evaluation, the Principal Executive Officer and Principal Financial Officer determined that internal controls over financial reporting disclosure and procedures were effective as of December 31, 2018.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on management's assessment, and in consideration of the COSO criteria, management concluded that, internal controls over financial reporting were effective as of December 31, 2018.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management regularly reviews system of internal control over financial reporting to ensure the Company maintains an effective internal control environment. There were no changes in internal controls over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of officers and directors:

Name	Age	Position	Position Held Since
Tim Hunt	66	Director, President, CEO	April 2010
Robert Little	62	Chief Administration Officer	June 2016
Ken Atwood	39	Chief Financial Officer	May 2018
Leon Hardy	65	Chief Operating Officer	May 2016
Darrick Hunt	41	Director	Dec. 2009
Alan Chan	68	Director	Aug. 2006
Alastair Summers	82	Director	April 2014

All officers identified above serve at the discretion of the Board and have consented to act as officers of the Company.

Set forth below is a brief description of the background and business experience of the executive officers and directors:

Tim Hunt (Chairman of the Board/CEO)

Mr. Hunt is the founder and president of Huntwood Industries, one of the largest building products manufacturers in the Western United States. Tim Hunt has led the development of Huntwood Industries for the past 29 years, taking the business from a start-up venture to a significant middle-market enterprise; responsible for over 2 billion dollars in sales. He has significant investment experience raising capital and negotiating private equity placements for numerous companies. During a period as a licensed securities broker, Mr. Hunt also cultivated and developed lasting alliances in the mining and investment communities. He has been recognized for his leadership in the financial services sector and served on the board of directors for a regional bank. He has been involved in the mining sector for over 30 years, including the period as an investment broker.

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

Ken Atwood (Chief Financial Officer)

Mr. Atwood, CPA,CA, B.mgt joined Hunt Mining Corp. in March 2017. He holds a Bachelor of Management from the University of Lethbridge in Alberta, Canada, and CPA,CA designation from the Chartered Accountant School of Business. Mr. Atwood worked as a manager with BDO Canada in the fields of auditing, assurance, corporate planning and taxation. From 2010 to 2017, Mr. Atwood served as Chief Financial Officer for SEM Resort Limited Partnership in the casino gaming, hospitality and golf resort industries. Ken has an extensive background in full cycle accounting, financial management, forecasting, budgeting, financial reporting and debt financing procurement.

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

The Corporation does not prohibit named executive officers or directors from purchasing financial instruments such as variable forward contracts or equity swaps, collars, or units of exchange funds, or other financial instruments designed to hedge or offset a decrease in market value of securities granted as compensation held, directly or indirectly, by a NEO or director. However, neither the Board nor executive management is aware that any such individual has in the past bought or currently holds such instruments.

During the year ended December 31, 2018, the Corporation had four "Named Executive Officers" or "NEOs", Mr. Tim Hunt, the Corporation's Executive Chairman of the Board of Directors, President and Chief Executive Officer, Mr. Ken Atwood, the Corporation's Chief Financial Officer, Mr. Robert Little, the Corporation's Chief Administrative Officer, Secretary and Treasurer, and Mr. Leon Hardy, the Corporation's Chief Operating Officer,

Elements of the Compensation Program

The three elements of the Corporation's compensation program during the financial years ended December 31, 2018 are (i) base salary and benefits, and (ii) an incentive stock option plan and (iii) incentive cash bonus. Each item of the compensation program is discussed below.

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

In 2018, in order to conserve limited financial resources, no incentive cash bonuses were paid based on management meeting objectives set by the Board of Directors.

SUMMARY COMPENSATION TABLE

The following table sets forth all annual and long-term compensation in US dollars for services in all capacities to the Corporation for each of the years ended December 31, 2018 and 2017 in respect of the Named Executive Officers expressed in US dollars:

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

Director's Compensation Table
Director's Compensation Table		Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Chan, Alan	2018	3,121	-	-	-	-	-	3,121
Hunt, Darrick	2018	-	-	-	-	-	-	-
Hunt, Tim	2018	-	-	-	-	-	-	-
Summers, Al	2018	-	-	-	-	-	-	-

INCENTIVE PLAN AWARDS

Outstanding Option-based Awards and Share-based Awards

The following table shows all option-based awards and share-based awards outstanding to be exercised in Canadian dollars to each Named Executive Officer as of December 31, 2018:

		Optio-based Awards				Share-based Awards
Name	Number of securities underlying unexercised options (#) exercisable.	Number of securities underlying unexercised options (#) exercisable.	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units that have not vested (#)	Market value of sharesof units of stock that have not vested ($)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Chan, Alan	50,000	-	-	$0.74	04/04/2019	-	-	-
	250,000	-	-	$0.11	05/20/2021	-	-	-
Hunt, Darrick	75,000	-	-	$0.74	04/04/2019	-	-	-
	350,000	-	-	$0.11	05/20/2021	-	-	-
Hunt, Tim	100,000	-	-	$0.74	04/04/2019	-	-	-
	1,000,000	-	-	$0.11	05/20/2021	-	-	-
Summers, Al	25,000	-	-	$0.74	04/04/2019	-	-	-
	250,000	-	-	$0.11	05/20/2021	-	-	-
Hardy, Leon	500,000	-	-	$0.11	05/20/2021	-	-	-
Atwood, Ken	200,000	-	-	$0.20	06/14/2022	-	-	-
Little, Bob	35,000	-	-	$0.74	04/04/2019	-	-	-
	300,000	-	-	$0.11	05/20/2021	-	-	-
TOTAL	3,115,000	-	-	$0.17	-	-	-	-

Incentive Plan Awards – Value Vested or Earned

No incentive plan awards were issued to directors in 2018.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of the date of this Report by (i) each director, (ii) each officer named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of the Company's outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 63,588,798 shares of the common stock outstanding as of December 31, 2018.

Amount and Nature of Beneficial Ownership

Name and Address of	Shares	Options/	Total	Percent
Beneficial Owner (1)		Warrants
Tim Hunt	53,224,915	48,600,000	101,824,915	88.35%

(1)	These shares are owned as to 50,512,031 by Hunt Family Limited Partnership, an entity controlled by Mr. Tim Hunt and 2,712,884 shares by Mr. Hunt directly.

LIST OFFICERS AND DIRECTORS.
Name and Address of	Shares	Options/	Total	Percent
Beneficial Owner		Warrants
Tim Hunt	53,224,915	48,600,000	101,824,915	88.35%
Alan Chan	16,500	300,000	316,500	0.27%
Darrick Hunt	200,743	425,000	625,743	0.54%
Alistar Summers	1,229	275,000	276,229	0.24%
Robert Little	1,282,024	335,000	1,617,024	1.40%
Leon Hardy	135,000	500,000	635,000	0.55%
Ken Atwood		200,000	200,000	0.17%
Total	54,860,411	50,635,000	105,495,411	91.54%

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Key management personnel include the members of the Board of Directors and executive officers of the Company. Related party transactions and balances not disclosed elsewhere in the Financial Statements are as follows:

Name and Principal Position		Remuneration, fees or interest expense	Loans or Advances	Remuneration, fees, or interest payments	Loan payments	Included in Accounts Payable	Included in Loan Payable and Long-term debt
		Year ended December 31				As at December 31, 2018 and December 31, 2017
A company controlled by a director	2018	165,270	-	-	-	3,972,693	-
- admin, office, and interest expenses	2017	463,938	1,659,963	-	-	3,807,423	-
Key executive person	2018	135,000	-	135,000	-	-	-
- salaries and wages	2017	-	-	-	-	-	-
Former Key Executive person - professional fees	2017	114,222	-	66,630	-	98,549	-
Key executive person	2018	135,000	-	135,000	-	-	-
- salaries and wages	2017	124,977	-	124,977	-	-	-
Director	2018	254,868	2,390,862	46,030	961,577	443,862	3,860,306[1,2]
-loans	2017	186,676	2,900,000	35,652	2,441,070	235,024	2,431,022
[1]
The Company has two unsecured loans payable to related party at 8% interest per annum, with one loan of $994,861 due on demand and the other loan of $1,615,445 due 2022. The Company has another unsecured loan payable of $1,250,000 to a related party at 7% interest per annum (Note 14).

[2]	Subsequent to December 31, 2018 the Company was loaned funds from a related party of in the amount of $1,275,080. (Note 23).

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to us by Davidson & Company LLP, Abelovich, Polano & Asociados S.R.L GHP Horwath, P.C. in the 2017 and 2018 fiscal years.

	Year ended December 31,
	2018	2017
Audit fees	$87,803	$156,700
Tax fees(1)	26,850	18,750
All other fees(2)	25,704	22,500
Total	140,356	$197,950
 Notes:

(1) Fees for the preparation and completion of the Corporation's tax returns.
(2) Fees related to the quarterly review of financial statements and non-audit professional services.

The percentage of hours expended on the audit of the Company's financial statements for the most recent fiscal year that performed by persons other than the principal accountant or the principal accountant's full time, permanent employees was 60%.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2019.

HUNT MINING CORPORATION

BY:	TIMOTHY HUNT
Timothy Hunt
Principal Executive Officer and President

BY:	KEN ATWOOD
Ken Atwood
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

TIM HUNT	Director	March 28, 2019
Tim Hunt

DARRICK HUNT	Director	March 28, 2019
Darrick Hunt

ALAN CHAN	Director	March 28, 2019
Alan Chan

ALASTAIR SUMMERS	Director	March 28, 2019
Alastair Summers

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., HuntMountain Resources Ltd. and HuntMountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.2	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X