Form 10-Q
period 2019-03-31
HUNT MINING CORP
filed 2019-05-15
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
As of May 15, 2019, the registrant's outstanding common stock consisted of 63,588,798 shares.

Hunt Mining Corp.
Consolidated Interim financial statements

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Balance Sheets
		March 31,	December 31,
	NOTE	2019	2018
CURRENT ASSETS:
Cash	17	$188,150	$115,372
Accounts receivable	12,17,20	1,448,956	1,474,303
Prepaid expenses		56,064	57,672
Inventory	7	1,137,117	913,915
Total Current Assets		2,830,287	2,561,262
NON-CURRENT ASSETS:
Mineral Properties	8	438,062	438,062
Property, plant and equipment	10	4,331,523	4,585,520
Performance bond	11,17	327,983	315,378
Total Non-Current Assets:		5,097,568	5,338,960
TOTAL ASSETS:		$7,927,855	$7,900,222

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	13,16,17	$7,492,103	$6,328,861
Bank indebtedness	21	-	330,000
Interest payable	16,17	378,867	320,669
Transaction taxes payable	17	-	129
Loan payable and current portion of long-term debt	14,16,17	3,376,443	3,198,569
Total Current Liabilities:		11,247,413	10,178,228
NON-CURRENT LIABILITIES:
Long-term debt	14,16,17	1,159,140	1,253,017
Asset retirement obligation	9	1,334,845	1,308,399
Total Non-Current Liabilities:		2,493,985	2,561,416
TOTAL LIABILITIES:		$13,741,398	$12,739,644

STOCKHOLDERS' DEFICIENCY:
Capital stock: Authorized- Unlimited No Par Value Issued and outstanding - 63,588,798 common shares (December 31, 2017 - 63,588,798 common shares)	15	$24,695,186	$24,695,186
Additional paid in capital		9,696,520	9,696,520
Deficit		(40,475,775)	(39,557,836)
Accumulated other comprehensive income (loss)		270,526	326,708
Total Stockholders' Deficiency:		(5,813,543)	(4,839,422)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY:		$7,927,855	$7,900,222

Going Concern (Note 3)
Commitments and Provision (Note 19)
Subsequent Events (Note 22)

Approved on behalf of the Board of Directors

Signed CEO "Tim Hunt"

Signed CFO "Ken Atwood"

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars
Interim Consolidated Statements of Operations and Comprehensive Loss
	3 month periode ended March 31,
	NOTE	2019	2018
OPERATING EXPENSES:
Professional fees	16	125,741	122,093
Directors fees		751	-
Exploration expenses		-	148,950
Travel expenses		53,236	45,467
Administrative and office expenses	16	30,055	66,978
Payroll expenses	16	69,478	107,898
Interest expense	16	160,407	132,760
Banking charges		11,820	19,619
Depreciation	10	253,997	402,268
Royalty expense		5,904	-
Total operating expenses:		$711,389	$1,046,033
OTHER INCOME/(EXPENSE):
Silver and gold recovery (loss), net of expenses	20	118,059	$202,614
Interest income		4,993	4,341
Transaction taxes		(2,850)	(4,594)
Gain (loss) on foreign exchange		(294,206)	(221,135)
Accretion expense	9	(32,546)	(18,659)
Total other income (expense):		$(206,550)	$(37,433)
NET LOSS FOR THE PERIOD		$(917,939)	$(1,083,466)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in value of performance bond	11	12,605	(35,047)
Foreign currency translation adjustment		(68,787)	99,826
TOTAL NET LOSS AND COMPREHENSIVE
LOSS FOR THE PERIOD:		$(974,121)	$(1,018,687)

Weighted average shares outstanding - basic and diluted		63,588,798	63,588,798

NET LOSS PER SHARE - BASIC AND DILUTED:		$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Statement of Changes in Stockholders' Deficiency

			Accumulated
			Other	Additional
	Capital		Comprehensive	Paid in
	Stock	Deficit	Income (Loss)	Capital	Total

Balance -January 1, 2018	$24,695,186	$(35,993,656)	$57,289	$9,696,520	$(1,544,661)
Net Income	-	(1,083,466)	-	-	(1,083,466)
Other comprehensive income	-	-	64,779	-	64,779
Balance - March 31, 2018	$24,695,186	$(37,077,122)	$122,068	$9,696,520	$(2,563,348)

Balance - April 1, 2018	$24,695,186	$(37,077,122)	$122,068	$9,696,520	$(2,563,348)
Net Income (loss)	-	(2,480,714)	-	-	(2,480,714)
Other comprehensive income	-	-	204,640	-	204,640
Balance - December 31, 2018	$24,695,186	$(39,557,836)	$326,708	$9,696,520	$(4,839,422)

Balance - January 1, 2019	$24,695,186	$(39,557,836)	$326,708	$9,696,520	$(4,839,422)
Net Income (loss)	-	(917,939)	-	-	(917,939)
Other comprehensive income	-	-	(56,182)	-	(56,182)
Capital stock issued, net		-	-	-	-
Portion of units attributable to warrants issued		-	-		-
Share based compensation	-	-	-	-	-
Balance - March 31, 2019	$24,695,186	$(40,475,775)	$270,526	$9,696,520	$(5,813,543)

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Statements of Cash Flows
	3 month period ended March 31,
	NOTE	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(917,939)	$(1,083,466)
Items not affecting cash
Depreciation	10	253,997	402,268
Gain (loss) on foreign exchange		(6,100)	(2,100)
Accretion	9	32,546	18,659
Net change in non-cash working capital items
Decrease (increase) in accounts receivable		25,347	749,569
Decrease in prepaid expenses		1,239	2,694
Decrease (increase) in inventory		(223,202)	251,051
Increase (decrease) in accounts payable and accrued liabilities		1,460,272	(689,777)
Increase in interest payable		58,198	12,733
Increase (decrease) in transaction taxes payable		(129)	(40,349)
		684,229	(378,718)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	10	-	(62,909)
		-	(62,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in bank line of credit (net)	21	(330,000)	34,999
Proceeds from loans	14,16	750,276	1,200,000
Repayment of loans	14,16	(537,076)	(637,467)
		(116,800)	597,532

NET INCREASE IN CASH:		567,429	155,905

EFFECT OF FOREIGN EXCHANGE ON CASH		(494,651)	3,685

CASH, BEGINNING OF PERIOD:		115,372	78,145

CASH, END OF PERIOD:		$188,150	$237,735

Taxes paid		$16,546	$16,546
Interest paid		$32	$73,610

SUPPLEMENTAL NON-CASH INFORMATION
Change in value of performance bond		$12,605	$(35,047)
PP&E included in AP		$-	$115,150

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

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

Ongoing production at the Martha Project is being undertaken without established mineral resources or reserves and the Company has not established the economic viability of the operations on the Martha Project. As a result, there is increased uncertainty and economic risks of failure associated with these production activities

Despite the sale of concentrate, all projects remain in the exploration stage because management has not established proven or probable ore reserves required to be classified in either the development or production stage. As such, the sales of concentrate are classified as silver and gold recovery, net of expenses in profit and loss.

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
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

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

3. Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2019, the Company had net loss of $917,939. As at March 31, 2019, the Company had an accumulated deficit of $40,475,775. The Company intends to continue funding operations through operation of the Martha mine, La Josefina project and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2019.
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
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

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
The Company allocates the amount initially recognized in respect of an item of property and equipment to its significant parts and depreciates separately each such part. Residual values, method of depreciation and useful lives of the assets are reviewed annually and adjusted if appropriate.\ains and losses on disposals of property, plant and equipment are determined by comparing the proceeds with the carrying amount of the asset and are included as part of other gains or losses in the consolidated statement of operations and comprehensive loss.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

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
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

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
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

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

5. Recently Adopted Accounting Pronouncements

Leases

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018. The Company has evaluated all contracts which could be classified as leases under the new standards and determined that any impact as a result of adoption would not be material.

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
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

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
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

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

Change in estimates

During 2018, the Company conducted a review of its plant and buildings which resulted in changes in its expected use. It was determined that the renovation work performed in 2016 and 2017 on these assets was having greater success than originally anticipated in extending their useful life. Additionally, metallurgical studies performed throughout 2018 confirmed that the plant could be successfully used to process mineralized materials from other mineral properties of the Company. It is now expected that the useful life of these assets will be extended from an original estimate of 36 months in 2017 to 87 months from December 31, 2018.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

7. Inventory

	March 31, 2019	December 31, 2018

Silver and gold concentrate	$966,141	$794,086
Materials and supplies	170,976	119,829
	$1,137,117	$913,915

Inventory at March 31, 2019 includes $616,253 (December 31, 2018 - $616,253) of gold concentrate which resulted from the metallurgical testing on the La Josefina project. The Company is currently working with, the local state agency, Fomicruz to establish a formal agreement for full production rights on the project, and in good faith does not plan to sell the gold concentrate until those terms can be finalized. As this process is expected to be resolved within the year, the gold concentrate has been classified as a current asset within inventory. Fomicruz will have rights to a 5% net smelter royalty on the sale of this inventory under the current agreements in place.

Subsequent to March 31, 2019, the Company reached an agreement with Fomicruz for the continued metallurgical testing and sale of gold concentrate produced from such testing.

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
As at March 31, 2019 this project has a carrying amount of $Nil (2018 - $Nil) on the consolidated balance sheet.

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

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

As at March 31, 2019 this project has a carrying amount of $Nil (2018 - $Nil) on the consolidated balance sheet.

9. Asset retirement obligation
On May 6, 2016, the Company purchased the Mina Martha project (Note 8). The Company is legally required to perform reclamation on the site to restore it to its original condition at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of that liability as an asset retirement obligation. The total amount of undiscounted cash flows required to settle the estimated obligation is $1,940,270 which has been discounted using a credit-adjusted rate of 10% (2018 – 10%) and an inflation rate of 2% (2018 – 2%).

The following table describes the changes to the Company's asset retirement obligation liability:

	March 31,	December 31,
	2019	2018
Asset retirement obligation at beginning of year	$1,308,399	$773,436
Additions	-	486,589
Foreign exchange	(6,100)	(25,996)
Accretion expense	32,546	74,370
Asset retirement obligation at end of period	$1,334,845	$1,308,399

10. Property, Plant and Equipment

	Land	Plant	Buildings	Vehicles and Equipment	Total
Cost
Balance at December 31, 2017	$1,035,397	$3,423,701	$117,500	$2,824,466	$7,401,064
Additions	-	486,589	-	13,559	500,148
Balance at December 31, 2018	1,035,397	3,910,290	117,500	2,838,025	7,901,212
Additions	-	-	-	-	-
Balance at March 31, 2019	$1,035,397	$3,910,290	$117,500	$2,838,025	$7,901,212

Accumulated depreciation
Balance at December 31, 2017	$-	$753,391	$29,375	$1,584,808	$2,367,574
Depreciation for the year	-	368,319	12,155	567,644	948,118
Balance at December 31, 2018	-	1,121,710	41,530	2,152,452	3,315,692
Depreciation for the year	-	108,859	3,039	142,099	253,997
Balance at March 31, 2019	$-	$1,230,569	$44,569	$2,294,551	$3,569,689

Net book value
At December 31, 2018	$1,035,397	$2,788,580	$75,970	$685,573	$4,585,520
At March 31, 2019	$1,035,397	$2,679,721	$72,931	$543,474	$4,331,523

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

11. Performance bond

The performance bond, originally required to secure the Company's rights to explore the La Josefina property, is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035. The bond trades in the secondary market in Argentina. The bond was originally purchased for $247,487. As of the three months ended March 31, 2019, the value of the bond increased to $327,983 (December 31, 2018 - $315,378). The change in the face value of the performance bond of $12,605 for the three months ended March 31, 2019 (December 31, 2018- $119,261) is recorded as other comprehensive loss in the Company's consolidated statement of operations and comprehensive loss.

Since Cerro Cazador S.A. ("CCSA") fulfilled its exploration expenditure requirement mandated by the agreement with Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz"), the performance bond was no longer required to secure the La Josefina project. Therefore, in September 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project.

12. Accounts receivable

	March 31,	December 31,
	2019	2018
Receivable from sale of concentrate	$450,312	$438,042
Value added tax ("VAT") recoverable	944,408	986,014
Other receivables	54,236	50,247
Total accounts receivable	$1,448,956	$1,474,303

13. Accounts payable
	Note	March 31,	December 31,
		2019	2018
Accounts payables due to related parties	16	$5,792,165	$4,416,555
Trade accounts payable and accrued liabilities		1,699,938	1,912,306
Total accounts payable and accrued liabilities		$7,492,103	$6,328,861

14. Loan Payable and long-term debt

The Following is a summary of all loans.

	March 31,	December 31,
	2019	2018
Unsecured loan payable to related party at 8% interest per annum, due 2022 (Note 16)	$1,615,445	$1,615,445

Unsecured loan payable to related party at 8% interest per annum, due on demand (Note 16)	994,861	994,861

Unsecured loan payable to related party at 7% interest per annum, due on demand[1](Note 16)	1,400,276	1,250,000

Loan payable, repayable in monthly installments ranging between $3,000 and $15,000 per dry metric ton of concentrate, with interest at 6% per annum, secured by concentrate, due 2018[2]	525,000	591,280
	$4,535,582	$4,451,586
Less current portion	(3,376,443)	(3,198,569)
Long-term debt	$1,159,140	$1,253,017

Principal payments on long-term debt are due as follows.
Year ending December 31,
2019	$362,428
2020	$375,510
2021	$394,590
2022	$414,910
2023	$68,007

1Subsequent to March 31, 2019, additional funds of $187,500 were loaned to the Company. (Note 16 & Note 22)

2 Subsequent to March 31, 2019, principal payments of $225,000 were made. (Note 22)

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

15. Capital Stock
Authorized:
Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued:
Common Shares	Three months ended		Year ended
	March 31, 2019		December 31, 2018
	Number	Amount	Number	Amount
Balance, beginning of period	63,588,798	$24,695,186	63,588,798	$24,695,186
Balance, end of period	63,588,798	$24,695,186	63,588,798	$24,695,186

Common share issuances:

No common shares were issued during the three months ended March 31, 2019 (December 31, 2018 – None).
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

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted averageexercise price (CAD)	Number exercisable on March 31, 2019
Stock options	$0.15 - $1.00	4,160,000	2.29	$0.21	4,160,000

	March 31, 2019		December 31, 2018
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of period	4,160,000	$0.21	4,380,000	$0.21
Expiration of stock options	-	-	(220,000)	$0.23
Balance, end of period	4,160,000	$0.21	4,160,000	$0.21

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

No options were granted during the three months ended March 31, 2019.

On April 23, 2018, 20,000 options with an exercise price of CAD $1.00 expired.
On April 26, 2018 200,000 stock options expired/cancelled as a result of an employee resigning from the Company.
As at March 31, 2019, the Company's outstanding and exercisable stock options had an aggregate intrinsic value of $Nil (December 31, 2018 - $Nil).
Subsequent to March 31, 2019, 285,000 stock options with an exercise price of CAD $1.00 expired.
Warrants:
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)
Warrants	0.05 - 0.08	47,500,000	1.43	$0.06

	March 31, 2019		December 31, 2018
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of period	47,500,000	$0.06	48,862,500	$0.07
Warrants	-	-	(1,362,500)	$0.40
Balance, end of period	47,500,000	$0.06	47,500,000	$0.06

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

16. Related Party Transactions
Name and Principal Position		Remuneration, fees, or interest expense	Loans or Advances	Remuneration, fees, or interest payments	Loan payments	Included in Accounts Payable	Included in Loan Payable and Long-term debt
		Period ended March 31,				As at March 31, 2019 and December 31, 2018
A company controlled by a director	2019	156,385	1,136,301	-	-	5,265,379	-
- admin, office, and interest expenses	2018	115,802	-	-	-	3,972,693	-
Key executive person	2019	33,750	-	33,750	-	-	-
- salaries and wages	2018	31,250	-	31,250	-	-	-
Key executive person	2019	33,750	-	33,750	-	-	-
- salaries and wages	2018	31,250	-	31,250	-	-	-
Director	2019	82,924	150,276	-	-	526,786	4,010,582	[1,2]
-loans	2018	54,223	300,000	41,490	115,716	443,862	3,860,306

The Company has two unsecured loans payable to related party at 8% interest per annum, with one loan of $994,861 due on demand and the other loan of $1,615,445 due 2022. The Company has another unsecured loan payable of $1,400,276 to a related party at 7% interest per annum (Note 14).
Subsequent to March 31, 2019, additional funds of $187,500 were loaned to the Company.

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

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

Fair value

As at March 31, 2019, there were no changes in the levels in comparison to December 31, 2018. The fair values of financial instruments are summarized as follows:

	March 31, 2019		March 31, 2018
	Carrying amount	Fair value	Carrying amount	Fair value
	$	$	$	$
Financial Assets

FVTPL
Cash (Level 1)	188,150	188,150	115,372	115,372

Available for sale
Performance bond (Level 1)	327,983	327,983	315,378	315,378

Loans and receivables
Accounts receivable	1,448,956	1,448,956	1,474,303	1,474,303

Financial Liabilities

Other financial liabilities
Bank indebtedness	-	-	330,000	330,000
Accounts payable and accrued liabilities	7,492,103	7,492,103	6,328,861	6,328,861
Transaction taxes payable	-	-	129	129
Interest payable	378,867	378,867	320,669	320,669
Loan payable	3,376,443	3,376,443	3,198,569	3,198,569
Long-term debt	1,159,140	1,159,140	1,253,017	1,253,017

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

The Company has concentrations of credit risk with respect to its trade receivables, the majority of which are concentrated geographically in Argentina amongst a small number of customers. As at December 31, 2018, the Company had one customer whose trade receivable of $450,312 (December 31, 2018 – $438,042) accounted for greater than 10% of the total trade receivables. The Company controls credit risk through monitoring procedures, and by performing credit evaluations of its customers, but generally does not require collateral to secure accounts receivable.

The Company has concentrations in the volume of sales it made to customers. For the year ended December 31, 2018, the Company made sales of $383,552 to one customer which accounted for greater than 10% of the total silver and gold recovery, net of expenses (2018 - $3,961,399).

Hunt Mining Corp.
Notes to the Consolidated Interim Financial Statements (Unaudited)
(Expressed in US Dollars)
Three month period ended March 31, 2019 and 2018

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At December 31, 2018, the Company had total cash balances of $188,150 (December 31, 2018- $115,372) at financial institutions, where $Nil (December 31, 2018- $Nil) is in excess of federally insured limits.

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

20. Silver and Gold Recovery
Silver and gold recovery include the sales from concentrate sold during the period ended March 31, 2019 from mining projects of $327,416 (2018 - $3,961,399) Silver and gold recovery revenues have been reported net of direct operating expenses of $209,357 for the period ended March 31, 2019 (2018 -$3,564,264). Accounts receivable include $438,042 (December 31, 2018 -$438,042) for the sales of concentrate.

21. Bank Indebtedness
The Company has a variable rate line of credit available for $330,000 with interest charged at the lender's Index Rate plus 1.0%, with a floor of 4.25%. As at March 31, 2019 the balance of bank indebtedness was $Nil (December 31, 2018- $330,000). Subsequent to March 31, 2019, the Company borrowed $250,000 on this line of credit (Note 22).

22. Subsequent Events

Subsequent to March 31, 2019, the Company had sales of silver concentrate of approximately $293,319. Funds from this shipment were used to repay $225,000 of loan payable (Note 14).

Subsequent to March 31, 2019, 285,000 stock options with an exercise price of CAD $1.00 expired (Note 15).

Subsequent to March 31, 2019, additional funds of $187,500 were loaned to the Company (Note 14 & Note 16).

Subsequent to March 31, 2019, the Company reached an agreement with Fomicruz for the continued metallurgical testing and sale of gold concentrate produced from such testing (Note 7).

Subsequent to March 31, 2019, the Company borrowed $250,000 on its line of credit (Note 21).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the operating results, corporate activities and financial condition of Hunt Mining Corp. (hereinafter referred to as "we", "us", "Hunt Mining", "HMX", or the "Company") and its subsidiaries provides an analysis of the operating and financial results between December 31, 2018 and March 31, 2019 and a comparison of the material changes in our results of operations and financial condition between the year ended December 31, 2018 and the three months ended March 31, 2019. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors and Uncertainties" in our Annual Report on Form 10-K for the period ended December 31, 2018, and elsewhere in this Quarterly Report on Form 10-Q.

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

The information contained within this report is current as of May 15, 2019 unless otherwise noted.

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

Ongoing production at the Martha Project is being undertaken without established mineral resources or reserves and the Company has not established the economic viability of the operations on the Martha Project. As a result, there is increased uncertainty and economic risks of failure associated with these production activities

Despite the sale of concentrate, all projects remain in the exploration stage because management has not established proven or probable ore reserves required to be classified in either the development or production stage. As such, the sales of concentrate are classified as silver and gold recovery, net of expenses in profit and loss.

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

Donald J. Birak, an independent consultant, is the qualified person under National Instrument 43-101 who has approved the technical and scientific aspects of this report.

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

Recoveries can mostly be attributed to the recovery of gold and silver. During the three months ended March 31, 2019 the Company sold 37 ounces of gold at an average price of $1,287 and 22,205 ounces of silver at an average price of $15.11 for net proceeds of $327,136 (2018 – 79 ounces at an average price of $1,324 and 56,553 ounces of silver at an average price of $16.58). 33 tonnes of gold/silver concentrate were shipped during the three months ended March 31, 2019 with average grades of Au 64.6 g/mt and Ag 38,468 g/mt. (2018 – 33 tonnes of gold/silver concentrate at grades of 74.01 g/mt Au and 52,835 g/mt Ag)

Quarterly Results Summary

Company's quarterly results are shown below in the table below:

Hunt Mining - Financial Performance		2018				2017
	Q1	Q4	Q3	Q2	Q1	Q4
Net Income (Loss)	(917,939)	(361,590)	(1,133,879)	(1,224,347)	(844,364)	1,213,121
Basic Net Income (Loss) per share	(0.02)	(0.06)	(0.05)	(0.03)	(0.02)	0.02

Results of Operations for the three months ended March 31, 2019

			Change
	March 31, 2019	December 31, 2018	Favorable (Unfavorable)
Net loss for the year	(917,939)	(3,564,180)	2,646,241
Net income (loss) per share – basic and diluted:	(0.02)	(0.06)	0.04
Working capital	(8,417,126)	(7,616,966)	(800,160)
Total assets	7,927,855	7,900,222	27,633
Total non-current liabilities	2,493,985	2,561,416	67,431
Total shareholders' equity	(5,813,543)	(4,839,422)	(974,121)

The working capital and shareholders' equity unfavorable changes were primarily due to increased short-term borrowings to fund activities as first quarter sales were slower than anticipated because the Company was awaiting permission to ship concentrate produced from metallurgical testing on the La Josefina project.

Total assets and non-current liabilities favorable change were due to normal fluctuations in operations and because the company was able to repay some debt with funds from concentrate shipments.

Hunt Mining Corp.
Expressed in U.S. Dollars
Interim Consolidated Statements of Operations and Comprehensive Loss
	3 month period ended March 31,
	NOTE	2019	2018
OPERATING EXPENSES:
Professional fees	16	125,741	122,093
Directors fees		751	-
Exploration expenses		-	148,950
Travel expenses		53,236	45,467
Administrative and office expenses	16	30,055	66,978
Payroll expenses	16	69,478	107,898
Interest expense	16	160,407	132,760
Banking charges		11,820	19,619
Depreciation	10	253,997	402,268
Royalty expense		5,904	-
Total operating expenses:		$711,389	$1,046,033
OTHER INCOME/(EXPENSE):
Silver and gold recovery (loss), net of expenses	20	118,059	$202,614
Interest income		4,993	4,341
Transaction taxes		(2,850)	(4,594)
Gain (loss) on foreign exchange		(294,206)	(221,135)
Accretion expense	9	(32,546)	(18,659)
Total other income (expense):		$(206,550)	$(37,433)
NET LOSS FOR THE PERIOD		$(917,939)	$(1,083,466)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in value of performance bond	11	12,605	(35,047)
Foreign currency translation adjustment		(68,787)	99,826
TOTAL NET LOSS AND COMPREHENSIVE
LOSS FOR THE PERIOD:		$(974,121)	$(1,018,687)

Variance Analysis for Net Income

There were relatively few variations in the results of the three months ended March 31, 2019 and the three months ended March 31, 2018 other than that the company did not do any work on the La Josefina project while it was waiting for approvals to continue with metallurgical testing. In 2018, the company had incurred approximately 148,000 in exploration costs while in the same period for 2019, none were incurred. There were approximately $84,000 less in silver and gold recovery due to only having one shipment in this period compared to two shipments during the same period in 2018. The three months ended March 31, 2019 also had reduced from previous year's comparative period due to the change in accounting estimate disclosed in the 2018 audited consolidated financial statements.

Cash flow discussion for the three-month period ended March 31, 2019 compared to March 31, 2018

The cash from operating activities prior to items not affecting cash and non-cash items was $684,229 an increase of $1,062,947 compared with outflows of $378,718 for the 2018 period. This is mostly due to the company having increases in accounts payable during the first quarter 2019 of $1,460,272 to fund activities, while in the first quarter of 2018 it had reduced its accounts payable by $689,777. Other significant changes is that the company had cash inflows in 2018 from collections of accounts receivable of approximately $750,000 while in the current period receivables decreased by approximately $25,000. The result is that compared, compared to 2018, there was approximately $724,000 less cash from changes in receivable. Inventory levels at March 31, 2019 were significantly higher than those at March 31, 2018, resulting in approximately $475,000 more cash outlays than the comparative period. Other minor fluctuations in operating and working capital items resulted in variances from prior year's cash flows from operations of approximately $54,000 more cash outflows.

There were no investing activities in 2019.

Cash outflows from financing activities was a due to the repayment of the operating line of credit of $330,000, the principal repayments on loans of $537,076 and the acquisition of new debt of $750,276

Financial Position

Cash

The Company's cash position at March 31, 2019 remained relatively consistent with the levels at December 31, 2018, with only an increase of $72,778. The details of changes in cash are outlined above.

Accounts receivables

The accounts receivable balance decreased from December 31, 2018 by $25,347 due to collecting final payment on a 2018 shipment and awaiting final payment on a smaller shipment made in 2019.

Inventory

Inventory increased from December 31, 2018 for work related to a shipment of concentrate that took place subsequent to March 31, 2019.

Property Plant and equipment

Property and equipment only changed from prior period by depreciation expense in 2019.

Mineral interests

Mineral interests remained the same.

Accounts payable, accrued liabilities, bank indebtedness and accounts payable with related parties

Bank indebtedness balance at December 31, 2018 was $330,000 but during the first three months of 2019, the Company paid this balance off

Accounts payable, accrued liabilities, and transaction taxes payable increased considerably in the first quarter of 2019 as the company only had 1 sale and had significant inventory.

The company acquired $83,996 in new debt, net of principal payments, in 2019.

Capital Stock

There were no changes to capital stock.

Liquidity and Capital Resources

At March 31, 2019, the Company had a negative working capital of $8,417,126 as compared to a negative working capital of $7,616,966 at December 31, 2018. The unfavorable change in working capital were primarily due to increased payables and advances to fund activities as the Company was awaiting permission to ship concentrate produced from metallurgical testing on the La Josefina project.

Subsequent to March 31, 2019, the Company received approval to continue metallurgical testing on the La Josefina project and to export concentrate produced from this testing. The Company's current plan of processing of material at from Mina Martha and La Josefina plus exploration discoveries will provide sufficient cash flow to cover operating costs, repay loans in full and cover current liabilities. The Company has not determined any resources or reserves for Mina Martha, La Josefina or La Valenciana as defined in the SEC Industry Guide 7.

Off-balance sheet arrangements

At March 31, 2019, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

Details of transactions with related parties are disclosed in Note 16 of these consolidate interim financial statements.

Recently issued Accounting Pronouncements

Details of recently issued accounting pronouncements are disclosed in Note 5 of these consolidated interim financial statements.

Critical Accounting Estimates

Details of critical accounting estimates are disclosed in Note 6 of these consolidate interim financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2019, our company's internal control over financial reporting was effective based on present Company activity

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

There are no proceedings to report.

ITEM 2. UNREGISTERED SALES OF EUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

There are no defaults to report.

ITEM 4. MINE SAFETY DISCLOSURES
N/A

ITEM 5. OTHER INFORMATION

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of May, 2019.

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