Form 10-Q
period 2019-06-30
HUNT MINING CORP
filed 2019-08-14
CIK 1551206

a

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File Number: 333-182072
--------------------------

Patagonia Gold Corp.
(Exact name of Registrant as specified in its charter)

British Columbia, Canada	1041
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)

Av. Libertador 498 P. 26 C.A.B.A (+5411) 52786950
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

As of August 14, 2019, the registrant's outstanding common stock consisted of 63,588,798 shares.

Hunt Mining Corp.
Consolidated Interim financial statements

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Balance Sheets
		June 30,	December 31,
	NOTE	2019	2018
CURRENT ASSETS:
Cash	17	$41,136	$115,372
Accounts receivable	12,17,20	1,421,858	1,474,303
Prepaid expenses		7,924	57,672
Inventory	7	642,389	913,915
Total Current Assets		2,113,307	2,561,262
NON-CURRENT ASSETS:
Mineral Properties	8	438,062	438,062
Property, plant and equipment	10	4,077,525	4,585,520
Performance bond	11,17	342,583	315,378
Total Non-Current Assets:		4,858,170	5,338,960
TOTAL ASSETS:		$6,971,477	$7,900,222

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	13,16,17	$8,412,003	$6,328,861
Bank indebtedness	21	400,000	330,000
Interest payable	16,17	-	320,669
Transaction taxes payable	17	-	129
Loan payable and current portion of long-term debt	14,16,17	550,183	3,198,569
Total Current Liabilities:		9,362,186	10,178,228
NON-CURRENT LIABILITIES:
Long-term debt	14,16,17	3,310,123	1,253,017
Asset retirement obligation	9	1,361,292	1,308,399
Interest on debt	16,17	526,455	-
Total Non-Current Liabilities:		5,197,870	2,561,416
TOTAL LIABILITIES:		$14,560,056	$12,739,644

STOCKHOLDERS' DEFICIENCY:
Capital stock: Authorized- Unlimited No Par Value Issued and outstanding - 63,588,798 common shares (December 31, 2018 - 63,588,798 common shares)	15	$24,695,186	$24,695,186
Additional paid in capital		9,696,520	9,696,520
Deficit		(42,098,480)	(39,557,836)
Accumulated other comprehensive income (loss)		118,195	326,708
Total Stockholders' Deficiency:		(7,588,579)	(4,839,422)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY:		$6,971,477	$7,900,222

Going Concern (Note 3)
Commitments and Provision (Note 19)
Subsequent Events (Note 22)

Approved on behalf of the Board of Directors

Signed CEO "Christopher van Tienhoven"

Signed CFO "Cristian Lopez Saubidet"

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars
Interim Consolidated Statements of Operations and Comprehensive Loss

	3 month period ended June 30,			6 month period ended June 30,
	NOTE	2019	2018	2019	2018
OPERATING EXPENSES:
Professional fees	16	340,644	214,171	466,385	336,264
Directors fees		748	1,589	1,499	1,589
Exploration expenses		-	111,997	-	260,947
Travel expenses		13,702	72,043	66,938	117,510
Administrative and office expenses	16	79,896	26,026	109,951	93,004
Payroll expenses	16	79,163	93,978	148,641	201,876
Interest expense	16	195,812	96,068	356,219	228,828
Banking charges		17,577	22,364	29,397	41,983
Depreciation	10	253,998	403,398	507,995	805,666
Royalty expense		5,242	-	11,146	-
Total operating expenses:		$986,782	$1,041,634	$1,698,171	$2,087,667
OTHER INCOME/(EXPENSE):
Silver and gold recovery (loss), net of expenses	20	(608,175)	$-	$(490,116)	$202,614
Interest income		4,618	3,197	9,611	7,538
Transaction taxes		(3,952)	(5,665)	(6,802)	(10,259)
Gain (loss) on foreign exchange		4,133	(161,586)	(290,073)	(143,619)
Accretion expense	9	(32,547)	(18,659)	(65,093)	(37,318)
Total other income (expense):		$(635,923)	$(182,713)	$(842,473)	$18,956
NET LOSS FOR THE PERIOD		$(1,622,705)	$(1,224,347)	$(2,540,644)	$(2,068,711)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Change in value of performance bond	11	14,600	(56,378)	27,205	(91,425)
Foreign currency translation adjustment		(166,931)	93,356	(235,718)	193,182
TOTAL NET LOSS AND COMPREHENSIVE
LOSS FOR THE PERIOD:		$(1,775,036)	$(1,187,369)	$(2,749,157)	$(1,966,954)

Weighted average shares outstanding - basic and diluted		63,588,798	63,588,798	63,588,798	63,588,798

NET LOSS PER SHARE - BASIC AND DILUTED:		$(0.03)	$(0.02)	$(0.04)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Statement of Changes in Stockholders' Deficiency

			Accumulated
			Other	Additional
	Capital		Comprehensive	Paid in
	Stock	Deficit	Income (Loss)	Capital	Total

Balance -January 1, 2018	$24,695,186	$(35,993,656)	$57,289	$9,696,520	$(1,544,661)
Net Income	-	(2,068,711)	-	-	(2,068,711)
Other comprehensive income	-	-	101,757	-	101,757
Balance - June 30, 2018	$24,695,186	$(38,062,367)	$159,046	$9,696,520	$(3,511,615)

Balance - July 1, 2018	$24,695,186	$(38,062,367)	$159,046	$9,696,520	$(3,511,615)
Net Income (loss)	-	(1,495,469)	-	-	(1,495,469)
Other comprehensive income	-	-	167,662	-	167,662
Balance - December 31, 2018	$24,695,186	$(39,557,836)	$326,708	$9,696,520	$(4,839,422)

Balance - January 1, 2019	$24,695,186	$(39,557,836)	$326,708	$9,696,520	$(4,839,422)
Net Income (loss)	-	(2,540,644)	-	-	(2,540,644)
Other comprehensive income	-	-	(208,513)	-	(208,513)
Balance - June 30, 2019 (Note 22)	$24,695,186	$(42,098,480)	$118,195	$9,696,520	$(7,588,579)

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Expressed in U.S. Dollars

Interim Consolidated Statements of Cash Flows
	6 month period ended June 30,
	NOTE	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(2,540,644)	$(2,068,711)
Items not affecting cash
Depreciation	10	507,995	805,666
Loss on foreign exchange		(12,200)	(4,200)
Accretion	9	65,093	37,318
Net change in non-cash working capital items
Decrease in accounts receivable		52,445	1,065,334
Decrease in prepaid expenses		49,495	9,717
Decrease (increase) in inventory		271,526	(1,181,658)
Increase in accounts payable and accrued liabilities		2,289,119	189,408
Increase in interest payable		205,786	49,570
Decrease in transaction taxes payable		(129)	(31,781)
		888,486	(1,129,337)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	10	-	(161,609)
		-	(161,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in bank line of credit (net)	21	70,000	49,999
Proceeds from loans	14,16	600,000	2,345,000
Repayment of loans	14,16	(1,085,560)	(1,060,096)
		(415,560)	1,334,903

NET INCREASE IN CASH:		472,926	43,957

EFFECT OF FOREIGN EXCHANGE ON CASH		(547,162)	25,484

CASH, BEGINNING OF PERIOD:		115,372	78,145

CASH, END OF PERIOD:		$41,136	$147,586

Taxes paid		$111,638	$16,546
Interest paid		$21,301	$-

SUPPLEMENTAL NON-CASH INFORMATION
Change in value of performance bond		$27,205	$(91,425)
PP&E included in AP		$-	$16,450
Reclassification of loan payable to long-term debt	16,17	$2,244,861	$-
Reclassification of current interest payable to long-term	16,17	$526,455	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

Hunt Mining Corp.
Notes to the  Consolidated Interim financial statements

1.	Nature of Business

On July 22, 2019, Hunt Mining Corp. (the "Company", "Hunt", or "Hunt Mining"), reached agreement with Patagonia Gold PLC "(Patagonia)" on the terms of a recommended share for share exchange offer to be made by Hunt for all the issued shares of common stock of Patagonia in exchange for the common shares of Hunt Mining on the basis of 10.76 Hunt Shares for each Patagonia Share. Hunt would issue 254,355,192 Common Shares to the shareholders of Patagonia representing an ownership interest of approximately 80% in Hunt in exchange for all of the issued and outstanding shares of Patagonia. Subsequent to June 30, 2019 the operating name of Hunt Mining Corp. was changed to Patagonia Gold Corp.

Hunt Mining Corp. is a mineral exploration and processing company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties in Santa Cruz Province, Argentina.

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

The Company's activities include the exploration and processing of minerals from properties in Argentina including the Mina Martha project (Note 8) and the La Josefina project on a metallurgical test basis. On the basis of information to date, the Company has not yet determined whether the Exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties. The Mina Martha project was purchased in the second quarter of 2016 and refurbishing activities began in late 2016. The Company finished all refurbishments to the Mina Martha project in the first quarter of 2017 and began selling concentrate in the second quarter of 2017. In 2018, the Company continued the sale of concentrate from Martha as well as began metallurgical tests on the La Josefina project. Concentrate produced as a byproduct of this testing began being sold in 2018.

Ongoing production and sales of gold and silver concentrate are being undertaken without established mineral resources or reserves and the Company has not established the economic viability of the operations.  As a result, there is increased uncertainty and economic risks of failure associated with these production activities

Despite the sale of concentrate, all projects remain in the exploration stage because management has not established proven or probable ore reserves required to be classified in either the development or production stage. As such, the sales of concentrate are classified as silver and gold recovery, net of expenses in profit and loss.

Hunt Mining Corp.
Notes to the Consolidated Interim financial statements

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
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended June 30, 2019, the Company had net loss of $2,540,644. As at June 30, 2019, the Company had an accumulated deficit of $42,098,480 The Company intends to continue funding operations through operation of the Martha mine, La Josefina project, but also through a reverse acquisition with Patagonia Gold PLC (see subsequent events Note 22) This planned funding may be insufficient to fund capital expenditures, working capital and other cash requirements for the year ending June 30, 2019.
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

Hunt Mining Corp.
Notes to the Consolidated Interim financial statements

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

Hunt Mining Corp.
Notes to the Consolidated Interim financial statements

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

(h) Long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

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

Not all overhead costs are applied against Silver and gold recovery. Since the Company has no reserves, the Company is treated as an exploration company and, as such, direct cost, portions of fixed costs and portions of variable costs are applied against Silver and gold recovery. Other administrative, office, professional fees, and travel are disclosed separately.

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

5.	Recently Adopted Accounting Pronouncements

Leases

In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018. The Company has evaluated all contracts which could be classified as leases under the new standards and determined that the impact as a result of adoption is $nil.

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

Hunt Mining Corp.
Notes to the  Consolidated Interim financial statements

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

7.	Inventory

	June 30, 2019	December 31, 2018

Silver and gold concentrate	$-	$794,086
Material stockpiles	445,820	-
Materials and supplies	196,569	119,829
	$642,389	$913,915

Hunt Mining Corp.
Notes to the Consolidated Interim financial statements

8.	Mineral properties
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

In July 2007, the Company entered into an agreement (subsequently amended) with Fomicruz which provides that, in the event that a positive feasibility study is completed on the La Josefina property, a Joint Venture Corporation ("JV Corporation") would be formed by the Company and Fomicruz. The Company would own 81% of the joint venture company and Fomicruz would own the remaining 19%. Fomicruz has the option to earn up to a 49% participating interest in the JV Corporation by reimbursing the Company an equivalent amount, up to 49%, of the exploration investment made by the Company. The Company has the right to buy back any increase in Fomicruz's ownership interest in the JV Corporation at a purchase price of USD$200,000 per each percentage interest owned by Fomicruz down to its initial ownership interest of 19%; the Company can also purchase 10% of the Fomicruz's initial 19% JV Corporation ownership interest by negotiating a purchase price with Fomicruz. Under the agreement, the Company has until the end of 2019 to complete cumulative exploration expenditures of $18 million and determine if it will enter into production on the property. At December 31, 2018, the Company had incurred approximately $20 million and is in current discussions with Fomicruz to develop a plan for production.
As at June 30, 2019 this project has a carrying amount of $Nil (2018 - $Nil) on the consolidated balance sheet.

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

As at June 30, 2019 this project has a carrying amount of $Nil (2018 - $Nil) on the consolidated balance sheet.

(d) Reverse Acquisition of Patagonia Gold PLC (Note 22)

Hunt Mining Corp.
Notes to the Consolidated Interim financial statements

9.	Asset retirement obligations
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

The following table describes the changes to the Company's asset retirement obligation liability:

	June 30,	December 31,
	2019	2018
Asset retirement obligation at beginning of year	$1,308,399	$773,436
Additions	-	486,589
Foreign exchange	(12,200)	(25,996)
Accretion expense	65,093	74,370
Asset retirement obligation at end of period	$1,361,292	$1,308,399

10.	Property, Plant and Equipment
	Land	Plant	Buildings	Vehicles and Equipment	Total
Cost
Balance at December 31, 2017	$1,035,397	$3,423,701	$117,500	$2,824,466	$7,401,064
Additions	-	486,589	-	13,559	500,148
Balance at December 31, 2018	1,035,397	3,910,290	117,500	2,838,025	7,901,212
Additions	-	-	-	-	-
Balance at June 30, 2019	$1,035,397	$3,910,290	$117,500	$2,838,025	$7,901,212

Accumulated depreciation
Balance at December 31, 2017	$-	$753,391	$29,375	$1,584,808	$2,367,574
Depreciation for the year	-	368,319	12,155	567,644	948,118
Balance at December 31, 2018	-	1,121,710	41,530	2,152,452	3,315,692
Depreciation for the year	-	217,717	6,078	284,200	507,995
Balance at June 30, 2019	$-	$1,339,427	$47,608	$2,436,652	$3,823,687

Net book value
At December 31, 2018	$1,035,397	$2,788,580	$75,970	$685,573	$4,585,520
At June 30, 2019	$1,035,397	$2,570,863	$69,892	$401,373	$4,077,525

Hunt Mining Corp.
Notes to the  Consolidated Interim financial statements

11.	Perfprmance bond
The performance bond, originally required to secure the Company's rights to explore the La Josefina property, is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600,000 and a maturity date of 2035. The bond trades in the secondary market in Argentina. The bond was originally purchased for $247,487. As of the six months ended June 30, 2019, the value of the bond increased to $342,583 (December 31, 2018 - $315,378). The change in the face value of the performance bond of $27,205 for the six months ended June 30, 2019 (December 31, 2018- $119,261) is recorded as other comprehensive loss in the Company's consolidated statement of operations and comprehensive loss.

Since Cerro Cazador S.A. ("CCSA") fulfilled its exploration expenditure requirement mandated by the agreement with Fomento Minero de Santa Cruz Sociedad del Estado ("Fomicruz"), the performance bond was no longer required to secure the La Josefina project. Therefore, in September 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project.

12.	Accounts Receivable
	June 30,	December 31,
	2019	2018
Receivable from sale of concentrate	$234,924	$438,042
Value added tax ("VAT") recoverable (Note 22)	1,126,033	986,014
Other receivables	60,901	50,247
Total accounts receivable	$1,421,858	$1,474,303

13.	Accounts payable
	Note	June 30,	December 31,
		2019	2018
Accounts payables due to related parties	16	$6,658,073	$4,416,555
Trade accounts payable and accrued liabilities		1,753,930	1,912,306
Total accounts payable and accrued liabilities		$8,412,003	$6,328,861

Hunt Mining Corp.
Notes to the  Consolidated Interim financial statements

14.	Loan Payable and long-term debt
The Following is a summary of all loans.
	June 30,	December 31,
	2019	2018
Unsecured loan payable to related party at 8% interest per annum, due 2022 (Note 16)	$1,615,445	$1,615,445

Unsecured loan payable to related party at 8% interest per annum, due 2021[1] (Note 16)	994,861	994,861

Unsecured loan payable to related party at 7% interest per annum, due 2021[2] (Note 16)	1,250,000	1,250,000

Loan payable	-	591,280
	$3,860,306	$4,451,586
Less current portion	(550,183)	(3,198,569)
Long-term debt	$3,310,123	$1,253,017

Principal payments on long-term debt are due as follows.
Year ending December 31,
2019	$362,428
2020	$375,510
2021	$2,639,451
2022	$414,910
2023	$68,007

1)
During the six months ended June 30, 2019 the maturity of loan payable date was extended to January 1, 2021. The modification of the loan payable did not result in an extinguishment in accordance with ASC 470-50. During the six months ended June 30, 2019 the loan payable was re-classified as long-term debt. (Note 16)

2)
During the six months ended June 30, 2019 the maturity of loan payable date was extended to January 1, 2021. The modification of the loan payable did not result in an extinguishment in accordance with ASC 470-50. During the six months ended June 30, 2019 the loan payable was re-classified as long-term debt. (Note 16)

During the six months ended June 30, 2019 the due date for interest payable on long term debt date was extended to January 1, 2021 and has been reclassified as a non-current liability. (Note 16)

Hunt Mining Corp.
Notes to the Consolidated Interim financial statements

15.	Capital Stock
Authorized:
Unlimited number of common shares without par value
Unlimited number of preferred shares without par value
Issued:
Common Shares	Six months ended		Year ended
	June 30, 2019		December 31, 2018
	Number	Amount	Number	Amount
Balance, beginning of period	63,588,798	$24,695,186	63,588,798	$24,695,186
Balance, end of period	63,588,798	$24,695,186	63,588,798	$24,695,186

Common share issuances:

No common shares were issued during the six months ended June 30, 2019 (December 31, 2018 – None). Subsequent to June 30, 2019 the Company issued 254,355,192 common shares to the shareholders of Patagonia Gold PLC as part of a reverse acquisition (Note 22).
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
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on June 30, 2019
Stock options	$0.00	-	0.00	$0.00	-

	June 30, 2019		December 31, 2018
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of period	4,160,000	$0.21	4,380,000	$0.21
Expiration of stock options	(4,160,000)	$0.21	(220,000)	$0.23
Balance, end of period	-	$0.00	4,160,000	$0.21

On May 29, 2019, all outstanding stock option holders consented to the cancellation of outstanding stock options. No options were granted during the six months ended June 30, 2019.

Hunt Mining Corp.
Notes to the Consolidated Interim financial statements

Warrants:
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)
Warrants	$0.00	-	0.00	$0.00

	June 30, 2019		December 31, 2018
	Number of warrants	Weighted Average Price (CAD)	Number of warrants	Weighted Average Price (CAD)
Balance, beginning of period	47,500,000	$0.06	48,862,500	$0.07
Warrants	(47,500,000)	$0.00	(1,362,500)	$0.40
Balance, end of period	-	$0.00	47,500,000	$0.06

On May 29, 2019, all outstanding warrant holders consented to the cancellation of outstanding warrants. No warrants were granted during the six months ended June 30, 2019.
16.	Related Party Transactions

Name and Principal Position		Remunera- tion, fees, or interest expense	Loans or Advances	Remunera- tion, fees, or interest payments	Loan payments	Included in Accounts Payable	Included in Loan Payable and Long-term debt
		Period ended June 30,				As at June 30, 2019 and December 31, 2018
A company controlled by a director	2019	377,636	1,697,288	-	-	6,047,617	-
- admin, office, and interest expenses	2018	217,185	-	-	-	3,972,693	-
Key executive person	2019	67,500	-	67,500	-	-	-
- salaries and wages	2018	62,500	-	31,250	-	-	-
Key executive person	2019	67,500	-	67,500	-	-	-
- salaries and wages	2018	62,500	-	31,250	-	-	-
Director	2019	189,669	-	-	-	610,456	3,860,306	[1]
-loans	2018	104,678	300,000	56,745	120,716	443,862	3,860,306

1)
The Company has two unsecured loans to related party at 8% interest per annum, with one loan of $994,861 due 2021 and the other loan of $1,615,445 due 2022. The Company has another unsecured loan of $1,250,000 to a related party at 7% interest per annum due 2021 (Note 14).

Hunt Mining Corp.
Notes to the Consolidated Interim financial statements

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

•
Level 2: inputs, other than quoted prices, that are observable, either directly or indirectly. Level 2 valuations are based on inputs, including quoted forward prices for commodities, market interest rates, and volatility factors, which can be observed or corroborated in the marketplace.

•	Level 3: inputs are less observable, unavoidable or where the observable data does not support the majority of the instruments' fair value.

Fair value
As at June 30, 2019, there were no changes in the levels in comparison to December 31, 2018. The fair values of financial instruments are summarized as follows:

	June 30, 2019				June 30, 2018
	Carrying amount		Fair value		Carrying amount		Fair value
	$		$		$		$
Financial Assets

FVTPL
Cash (Level 1)		41,136		41,136		147,586		147,586

Available for sale
Performance bond (Level 1)		342,583		342,583		343,214		343,214

Loans and receivables
Accounts receivable		1,421,858		1,421,858		1,079,496		1,079,496

Financial Liabilities

Other financial liabilities
Bank indebtedness		400,000		400,000		49,999		49,999
Accounts payable and accrued liabilities		8,412,003		8,412,003		6,492,406		6,492,406
Transaction taxes payable		-		-		15,407		15,407
Interest on debt		526,455		526,455		200,594		200,594
Loan payable		550,183		550,183		2,650,664		2,650,664
Long-term debt		3,310,123		3,310,123		1,615,445		1,615,445

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

The Company has concentrations of credit risk with respect to its trade receivables, the majority of which are concentrated geographically in Argentina amongst a small number of customers. As at June 30, 2019, the Company had one customer whose trade receivable of $234,924 (December 31, 2018 – $438,042) accounted for greater than 10% of the total trade receivables. The Company controls credit risk through monitoring procedures, and by performing credit evaluations of its customers, but generally does not require collateral to secure accounts receivable.

The Company has concentrations in the volume of sales it made to customers. For the 6 months ended June 30, 2019, the Company made sales of $1,070,679 to one customer which accounted for greater than 10% of the total silver and gold recovery, net of expenses (2018 - $913,454).

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At June 30, 2019, the Company had total cash balances of $41,168 (December 31, 2018- $115,372) at financial institutions, where $Nil (December 31, 2018- $Nil) is in excess of federally insured limits.

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

On October 31, 2011, the Company signed an agreement with the owners of the Piedra Labrada Ranch for the use and lease of facilities on the same premises as the Company's La Josefina facilities. The initial term was for three years beginning November 1, 2011 and ended on October 31, 2014, including annual commitments of $60,000. The Company extended this agreement on April 30, 2015 for three years with an option to renew for a second three-year term. This option to renew has not been signed as of June 30, 2019 and is currently being renegotiated. In the meantime, is on a month-to-month basis.
Subsequent to June 30th, 2019, the company entered into a reverse acquisition agreement with Patagonia Gold PLC. (Note 22)

20.	Silver and Gold Recovery (loss)
Silver and gold recovery (loss) include the sales from concentrate sold during the period ended June 30, 2019 from mining projects of $1,070,679 (2018 - $3,961,399) Silver and gold recovery revenues have been reported net of direct operating expenses for a loss of $(490,116) for the period ended June 30, 2019 (2018 – recovery of $710,840). Accounts receivable include $234,924 (December 31, 2018 -$438,042) for the sales of concentrate.

21.	Bank Indebtedness
The Company has a variable rate line of credit available for $400,000 with interest charged at the lender's Index Rate plus 1.0%, with a floor of 4.25%. As at June 30, 2019 the balance of bank indebtedness was $400,000 (December 31, 2018- $330,000).

Hunt Mining Corp.
Notes to the Consolidated Interim financial statements

22.  Subsequent Events

22.	Subsequent Events

a)
On May 31, 2019, the boards of directors of Hunt Mining Corp. ("Hunt") and Patagonia Gold, PLC ("Patagonia") announced that they had reached agreement on the terms of a recommended share for share exchange offer to be made by Hunt for all the issued shares of common stock of Patagonia in exchange for the common shares of Hunt on the basis of 10.76 Hunt Shares for each Patagonia Share. Hunt would issue 254,355,192 Common Shares to the shareholders of Patagonia representing an ownership interest of approximately 80% in Hunt in exchange for all of the issued and outstanding shares of Patagonia.

As a result of the Transactions, the former shareholders of Patagonia would acquire control of the Company. The transactions would be treated as a reverse merger that constitutes a business combination and accounted for using the acquisition method under ASC 805.

It was also announced that the offer would be implemented by way of a Court-sanctioned scheme of arrangement between Patagonia and its shareholders under Part 26 of the Companies Act of 2006.

On May 29, 2019 the holders of a majority of the outstanding Hunt shares approved the share exchange by written consent.

On July 22, 2019, the Court sanctioned the Scheme, a Court Order was delivered to the Registrar of Companies and the Scheme became effective. The latest date for the settlement and listing of the New Hunt Shares is August 6, 2019.

Additional information can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

b)	Subsequent to June 30, 2019, the company received payment of approximately $270,000 for the recovery value added tax.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the operating results, corporate activities and financial condition of Hunt Mining Corp. (hereinafter referred to as "we", "us", "Hunt Mining", "HMX", or the "Company") and its subsidiaries provides an analysis of the operating and financial results between December 31, 2018 and June 30, 2019 and a comparison of the material changes in our results of operations and financial condition between the year ended December 31, 2018 and the six months ended June 30, 2019. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The information contained within this report is current as of August 14, 2019 unless otherwise noted.

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

1)
The Company has determined that the subsidiary is a variable interest entity because the Company is the primary beneficiary of the land the subsidiary holds, and therefore consolidates the subsidiary in its financial statements.

The Company's activities include the exploration and processing of minerals from properties in Argentina including the Mina Martha project (Note 8) and the La Josefina project on a metallurgical test basis. On the basis of information to date, the Company has not yet determined whether the Exploration properties contain economically recoverable ore reserves. The underlying value of the mineral properties is entirely dependent upon the existence of reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties. The Mina Martha project was purchased in the second quarter of 2016 and refurbishing activities began in late 2016. The Company finished all refurbishments to the Mina Martha project in the first quarter of 2017 and began selling concentrate in the second quarter of 2017. In 2018, the Company continued the sale of concentrate from Martha as well as began metallurgical tests on the La Josefina project. Concentrate produced as a byproduct of this testing began being sold in 2018.

Ongoing production and sales of gold and silver concentrate are being undertaken without established mineral resources or reserves and the Company has not established the economic viability of the operations.  As a result, there is increased uncertainty and economic risks of failure associated with these production activities

Despite the sale of concentrate, all projects remain in the exploration stage because management has not established proven or probable ore reserves required to be classified in either the development or production stage. As such, the sales of concentrate are classified as silver and gold recovery, net of expenses in profit and loss.

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

Operating results – Revenues and Expenses

The Company's results fluctuate from period to period due to the nature of it being an exploration company that also sells concentrate generated as a result of exploration activities. Silver and gold recovery (loss), net of expenses is attributed to the sale of gold and silver. During the six months ended June 30, 2019 the Company sold 343 ounces of gold at an average price of $1,617 and 42,127 ounces of silver at an average price of $16.32 for net proceeds of $1,070,679 (2018 – 79 ounces at an average price of $1,324 and 56,553 ounces of silver at an average price of $16.58). 69 tonnes of gold/silver concentrate were shipped during the six months ended June 30, 2019 with average grades of Au 154.53 g/mt and Ag 18,989.88 g/mt. (2018 – 33 tonnes of gold/silver concentrate at grades of 74.01 g/mt Au and 52,835 g/mt Ag)

Quarterly Results Summary

Company's quarterly results are shown below in the table below:

Hunt Mining - Financial Performance		2018				2017
Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Net Income (Loss)	(917,939)	(361,590)	(1,133,879)	(1,224,347)	(844,364)	1,213,124	(168,266)
Basic Net Income (Loss) per share	(0.02)	(0.06)	(0.05)	(0.03)	(0.02)	0.03	(0.01)
Results of Operations for the three months ended June 30, 2019

	June 30,	December 31,	Change
	2019	2018	Favorable (Unfavorable)
Net loss for the year	(2,540,644)	(3,564,180)	1,023,536
Net income (loss) per share – basic and diluted:	(0.03)	(0.06)	0.03
Working capital	(7,248,879)	(7,616,966)	368,087
Total assets	6,971,477	7,900,222	(928,745)
Total non-current liabilities	5,197,870	2,561,416	(2,636,454)
Total shareholders' equity	(7,588,579)	(4,839,422)	(2,749,157)
The working capital change reflects that the Company repaid some current loans while also reclassifying a significant amount remaining to long-term debt while at the same time increasing its accounts payable owing to related parties. Net losses for the period were larger than those of the comparative 6 months from 2018. Unfavorable changes were primarily due to increased increases in payables to fund activities as first and second quarter sales were slower than anticipated.

The unfavorable change in equity was due to the overall increase in liabilities as explained above in working capital. More funds were required to keep the company operational while sales continued to be below projected levels.

Total assets change was due to normal fluctuations in operations, reduction in inventory levels and depreciation of property, plant and equipment.

Non-current liabilities increased as a result of reclassification of current debt to long-term.

Variance Analysis for Net Income

The significant variances in net income came as a result of the company incurring costs related to the due diligence and professional fee work related to the reverse acquisition disclosed in Note 22 of the financial statements. These additional professional fees combined with a reduction in silver and gold recoveries of approximately were the major contributing factors of the increase in Net Loss of approximately $471,000 over the same period in 2018.

Cash flow discussion for the six-month period ended June 30, 2019 compared to June 30, 2018

The cash inflow from operating activities for the six months ended June 30, 2019, was $888,486, an increase of $2,017,823 compared with outflows of $1,129,337 for the same period in 2018. Net losses for the six months ended June 30, 2019 were approximately $500,000 greater than they were for the six months ended June 30, 2018. Cash from operations increased mostly due to the company having increases in payables of approximately $2,289,000 in 2019 to fund activities, while in the same quarter of 2018, it had only an increase of $189,000. The company had cash inflows from collections of accounts receivable of $52,000 where in 2018, this same period had inflows of $1,065,000. Further to this, the six months ended June 30, 2018 had cash outflows for inventory increases of $1,181,000 while the current year's six months ended June 30, 2019 had cash inflows from the sale of inventory of $271,000.

There were no investing activities in 2019.

Cash outflows from financing activities was a due to increasing the line of credit by $70,000 to $400,000, the principal repayments on loans of $1,085,560 and the acquisition of new debt of $600,000

Within the cash flow changes, there is a significant component to the above discussions that is reflected in the effect of foreign exchange. As significant AP balances and long-term debts are in Canada, the foreign exchange effect on translation to USD resulted in a negative cash effect of $547,162 (2018- positive effect of 25,484).

Financial Position
Cash

The Company's cash position at June 30, 2019 within normal operational levels from December 31, 2018. The details of changes in cash are outlined above.

Accounts receivables

The accounts receivable total balance remained relatively consistent from December 31, 2018, however, receivables from the sale of concentrate reduced by approximately $200,000 while value added tax recoverable increased by approximately $140,000.

Inventory

Silver and gold concentrate inventory of $794,086 from December 31, 2018 was sold during the six months ended June 30, 2019 and stockpiles of unprocessed minerals increased from nothing at December 31, 2018 to $445,820 at June 30, 2019. Materials and supplies inventory increased from $119,829 at December 31, 2018 to $196,569 at June 30, 2019 as part of normal operational fluctuations.

Property Plant and equipment

Property and equipment only changed from prior period by depreciation expense in 2019.

Mineral interests

Mineral interests remained the same.

Accounts payable, accrued liabilities, bank indebtedness and accounts payable with related parties

Bank indebtedness balance at December 31, 2018 was $330,000 but during the first six months of 2019, the Company increased this balance owing to $400,000.

Accounts payable, accrued liabilities, and transaction taxes payable increased by approximately $2.3M over the balances at December 31, 2018. As total current and long-term loans were only reduced by approximately $600,000 in 2019, interest on loans continued to grow. Trade payables rose substantially from the need to fund operations due to not achieving budgeted sales

The company reclassified much of its current loan payable and interest payable to long-term debt as new repayment terms were negotiated with lenders.

Capital Stock

There were no changes to capital stock.

Liquidity and Capital Resources

At June 30, 2019, the Company had a negative working capital of $7,248,879 as compared to a negative working capital of $7,616,966 at December 31, 2018. The favorable change in working capital was primarily due to reclassification of approximately $2.2M of current debt to long-term. This was offset by advances from related parties and increases in trade payables as the Company had experienced delays to ship concentrate produced from metallurgical testing on the La Josefina project in the first quarter of 2019.

Subsequent to June 30, 2019, the Company completed a reverse acquisition with Patagonia Gold PLC and believes this acquisition will provide sufficient cash flow to cover operating costs, repay loans in full and cover current liabilities. The Company has not determined any resources or reserves for Mina Martha, La Josefina or La Valenciana as defined in the SEC Industry Guide 7.

Off-balance sheet arrangements

At June 30, 2019, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

Transactions with related parties

Details of transactions with related parties are disclosed in Note 16 of these consolidated interim financial statements.

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

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure controls and procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019.

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2019, our company's internal control over financial reporting was effective based on present Company activity

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended June 30, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of August 2019.

Patagonia Gold Corp.
(the "Registrant")

BY:	TIMOTHY HUNT
Timothy Hunt
Former Principal Executive Officer and President

BY:	KEN ATWOOD
Ken Atwood
Former Principal Financial Officer and Principal Accounting Officer

BY:	CHRISTOPHER VAN TIENHOVEN
Christopher van Tienhoven
Principal Executive Officer

BY:	CRISTIAN LOPEZ SAUBIDET
Cristian Lopez Saubidet
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