Form 10-Q
period 2019-09-30
Patagonia Gold Corp.
filed 2020-10-21
CIK 1551206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2019

Commission File Number: 333-182072

-----------------------------

Patagonia Gold Corp.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	1041
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)

Av. Libertador 498 P.26, Argentina, C.A.B.A
(+5411) 52786950

(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒     No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 14, 2020, the registrant’s outstanding common stock consisted of 317,788,990 common shares.

Patagonia Gold Corp.

Table of Contents

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Interim Consolidated Balance Sheets (Unaudited) (As Restated)	3

Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) (As Restated)	4

Condensed Interim Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) (As Restated)	5

Condensed Interim Consolidated Statements of Cash Flows (Unaudited) (As Restated)	6

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited) (As Restated)	7-39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40-49

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49-50

Part II. Other Information

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	50

Item 3. Defaults Upon Senior Securities.	50

Item 4. Mine Safety Disclosures.	50

Item 5. Other Information.	50

Item 6. Exhibits.	51-52

Signatures	53

Patagonia Gold Corp. Condensed Interim Consolidated Balance Sheets September 30, 2019 and 2018 (in thousands of U.S. dollars)

	Note	September 30, 2019 (As Restated – Note 2)	December 31, 2018
		$ ’000	$ ’000
Current Assets
Cash	23	$1,490	$660
Receivables	13, 23	1,280	4,923
Inventories	7	3,260	6,286
Total Current Assets		6,030	11,869

Non-Current Assets
Mineral Properties	8, 26	10,975	2,525
Mining Rights	10	16,788	16,475
Property, plant and equipment	12	12,901	9,478
Goodwill	26	2,673	-
Other financial assets	11, 23	255	11
Deferred tax assets		4,378	3,778
Other receivables	14, 23	3,760	3,072
Total Non-Current Assets		51,730	35,339
Total Assets		$57,760	$47,208

Current Liabilities
Bank indebtedness	15	$14,887	$12,381
Accounts payable and accrued liabilities	16, 21, 23	6,335	6,681
Accounts payable with related parties	16, 21, 23	6,531	246
Loan payable and current portion of long-term debt	17, 21, 23	481	10,102
Total Current Liabilities		28,234	29,410

Non-Current Liabilities
Long-term debt	18, 23	425	674
Long-term debt with related parties	18, 21, 23	11,404	-
Asset retirement obligation	9	1,345	552
Deferred tax liabilities		2,673	-
Other long-term payables		53	79
Total Non-Current Liabilities		15,900	1,305
Total Liabilities		44,134	30,715

Commitments and Contingencies (note 27)

Stockholders’ Equity
Capital stock: Authorized - Unlimited No Par Value Issued and outstanding – 317,943,990 common shares (December 31, 2018 - 63,588,798 common shares)	20	2,588	301
Preferred shares - Unlimited No Par Value Issues and outstanding - nil (December 31, 2018 – nil)	20	-	-
Additional paid in capital		181,595	181,549
Accumulated Deficit		(168,642)	(164,717)
Accumulated other comprehensive income (loss)		(1,744)	(519)
Total Stockholders' Equity attributable to the parent:		13,797	16,614
Non-controlling interest		(171)	(121)
Total Stockholders' Equity		13,626	16,493
Total Liabilities and Stockholders’ Equity		$57,760	$47,208

Going Concern (note 3)
Subsequent events (note 28)

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Patagonia Gold Corp.
Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2019 and 2018
(in thousands of U.S. dollars)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2019 (As Restated - Note 2)	2018	2019 (As Restated - Note 2)	2018
		$ ’000	$ ’000	$ ’000	$ ’000

Revenue		$6,273	$9,479	$16,922	$37,790
Cost of Sales	7	(3,521)	(3,011)	(13,870)	(18,956)
Gross Profit		2,752	6,468	3,052	18,834

Operating Income (Expenses):
Exploration expenses		(1,283)	323	(2,094)	(763)
Administrative expense	22	(1,295)	(1,441)	(5,005)	(4,585)
Share-based payments expense	20	(5)	(3)	(46)	(103)
Interest expense		(652)	(183)	(1,470)	(1,262)
Total operating expense:		(3,235)	(1,304)	(8,615)	(6,713)

Other Income/(Expenses)
Interest income	11	105	15	131	106
Gain/(Loss) on foreign exchange		634	(397)	1,552	(12,384)
Accretion expense	9	(72)	(145)	(115)	(434)
Total other income/(expenses)		667	(527)	1,568	(12,712)
Income (Loss) – before income taxes		184	4,637	(3,995)	(591)

Income tax benefit (expense)		(1,214)	(30)	20	1,680
Net Income (Loss)		$(1,030)	$4,607	$(3,975)	$1,089

Attributable to non-controlling interest		166	529	(50)	178
Attributable to equity share owners of the parent		(1,196)	4,078	(3,925)	911
		(1,030)	4,607	(3,975)	1,089
Other Comprehensive Income (Loss) net of tax
Change in fair value of investment	11	(103)	(4)	(107)	(13)
Foreign currency translation adjustment		61	1,060	(1,118)	(2,576)
Total Other comprehensive Income (Loss)		(42)	1,056	(1,225)	(2,589)
Total Comprehensive Income (Loss)		$(1,072)	$5,663	$(5,200)	$(1,500)

Weighted average shares outstanding – basic and diluted	19	270,252,392	254,387,482	270,252,392	254,387,482

Net Income (Loss) per share – Basic and Diluted	19	$(0.00)	$0.02	$(0.02)	$0.00

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Patagonia Gold Corp. Condensed Interim Consolidated Statement of Shareholders’ Equity For the Three and Nine Months Ended September 30, 2019 and 2018 (in thousands of U.S. dollars)

	Capital Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Total Attributable to parent	Non-Controlling Interest	Total
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Balance at January 1, 2018	31,868	(157,399)	2,318	149,982	26,769	407	27,176
Share Reorganization (note 20)	(31,567)	-	-	31,567	-	-	-
Net Income (Loss)	-	911	-	-	911	178	1,089
Share based payment	-	-	-	103	103	-	103
Other Comprehensive Loss	-	-	(2,589)	-	(2,589)	-	(2,589)
Balance at September 30, 2018	301	(156,488)	(271)	181,652	25,194	585	25,779

Balance at January 1, 2019	301	(164,717)	(519)	181,549	16,614	(121)	16,493
Shares issued in reverse Acquisition (note 26)	2,287	-	-	-	2,287	-	2,287
Net Income (Loss)	-	(3,925)	-	-	(3,925)	(50)	(3,975)
Share based payment	-	-	-	46	46	-	46
Other Comprehensive Loss	-	-	(1,225)	-	(1,225)	-	(1,225)
Balance at September 30, 2019 (As Restated – Note 2)	2,588	(168,642)	(1,744)	181,595	13,797	(171)	13,626

	Capital Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Total Attributable to parent	Non-Controlling Interest	Total
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Balance at July 1, 2018	301	(160,566)	(1,327)	150,082	(11,510)	56	(11,454)
Share Reorganization (note 20)	-	-	-	31,567	31,567	-	31,567
Net Income (Loss)	-	4,078	-	-	4,078	529	4,607
Share based payment	-	-	-	3	3	-	3
Other Comprehensive Loss	-	-	1,056	-	1,056	-	1,056
Balance at September 30, 2018	301	(156,488)	(271)	181,652	25,194	585	25,779

Balance at July 1, 2019	301	(167,446)	(1,702)	181,590	12,743	(337)	12,406
Shares issued in reverse Acquisition (note 26)	2,287	-	-	-	2,287	-	2,287
Net Income (Loss)	-	(1,196)	-	-	(1,196)	166	(1,030)
Share based payment	-	-	-	5	5	-	5
Other comprehensive income	-	-	(42)	-	(42)	-	(42)
Balance at September 30, 2019 (As Restated – Note 2)	2,588	(168,642)	(1,744)	181,595	13,797	(171)	13,626

The accompanying notes form an integral part of these condensed interim consolidated financial statements

Patagonia Gold Corp. Condensed Interim Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2019 and 2018 (in thousands of U.S. dollars)
	Note	September 30, 2019 (As Restated – Note 2)	September 30, 2018
		$ ’000	$ ’000
Cash Flow From Operating Activities
Net Income/(Loss)		$(3,975)	$1,089
Items not affecting cash
Depreciation of property, plant and equipment	22	1,549	1,720
Depreciation of mining rights	22	75	75
Share based payment expense	20	46	103
Asset retirement obligation	9	(61)	(580)
Write-down of inventory	7	2,368	-
Accretion expense	9	115	434
Deferred tax benefit/(expense)		(20)	(1,680)
		97	1,161
Net change in non-cash working capital items
(Increase)/decrease in receivables		4,153	2,808
(Increase)/decrease in deferred tax assets		1,620	1,777
(Increase)/decrease in inventory		1,571	8,165
(Increase)/decrease in other financial assets		111	-
Increase/(decrease) in accounts payable and accrued liabilities		(2,773)	(6,546)
Increase/(decrease) in accounts payable and accrued liabilities with related parties		115	-
Increase/(decrease) in interest payable		260	-
Increase/(decrease) in provision		(26)	(89)
Increase/(decrease) in transaction taxes payable		(126)	(329)
Increase/(decrease) in deferred tax liabilities		(363)	-
		4,542	5,786
Net cash provided by/(used in) operating activities		4,639	6,947

Cash Flows from Investing Activities
Purchase of property, plant and equipment	12	(518)	(2,914)
Purchase of mineral property	8	(194)	(548)
Purchase of mining rights		-	(14,612)
Proceeds from disposal of property, plant and equipment		113	7,500
Net cash provided by/(used in) investing activities		(599)	(10,574)

Cash Flow from Financing Activities
Bank indebtedness		2,506	7,718
Proceeds from loans		-	6,263
Proceeds from loans with related parties		8,211	-
Repayment of loans		(10,530)	(15,693)
Net cash provided by/(used in) financing activities		187	(1,712)

Net Increase/(Decrease) in Cash		4,227	(5,339)
Effect of Foreign Exchange on Cash		(3,397)	1,285
Cash, Beginning of Period		660	4,199
Cash, End of the Period		$1,490	$145

Taxes paid		(126)	(329)
Interest paid		(407)	(422)
Supplemental Non-Cash Information
Change in value of investments		(107)	(13)

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Patagonia Gold Corp. Notes to the Condensed Interim Consolidated Financial Statements (in thousands of U.S. dollars unless otherwise stated)

1.  Nature of Business

On July 24, 2019, Patagonia Gold Corp. (PGDC.TSXV – “the Company” or “Patagonia”) [formerly Hunt Mining Corp (“Hunt”, or “Hunt Mining”)] and Patagonia Gold PLC (“PGP”) completed a reverse acquisition (or reverse takeover, the “RTO”) resulting in Hunt acquiring all issued shares of common stock of PGP in exchange for common shares of Hunt on the basis of 10.76 Hunt shares for each PGP share. Hunt issued 254,355,192 common shares to the shareholders of PGP representing an ownership interest of approximately 80%. The operating name of Hunt Mining Corp. was changed to Patagonia Gold Corp (“the Company”) (Note 26).

Comparative information for the Company is that of PGP (accounting acquirer) prior to the reverse acquisition on July 24, 2019.

Patagonia is a mineral exploration and production company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties and exploitation of reserves in Santa Cruz, Rio Negro and Chubut provinces of Argentina.

The condensed interim consolidated financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:

Corporation	Incorporation	Percentage ownership	Functional currency	Business purpose
Patagonia Gold S.A. (PGSA)	Argentina	90	US$	Production and Exploration Stage
Minera Minamalu S.A.	Argentina	100	US$	Exploration Stage
Huemules S.A.	Argentina	100	US$	Exploration Stage
Leleque Exploración S.A.	Argentina	100	US$	Exploration Stage
Patagonia Gold Limited (formerly Patagonia Gold PLC)	UK	100	GBP$	Holding
Minera Aquiline S.A.U.	Argentina	100	US$	Exploration Stage
Patagonia Gold Canada Inc.	Canada	100	CAD$	Holding
Patagonia Gold Chile S.C.M.	Chile	100	CH$	Exploration Stage
Cerro Cazador S.A.	Argentina	100	US$	Exploration Stage
Ganadera Patagonia S.R.L.	Argentina	100	US$	Land Holding
1494716 Alberta Ltd.	Canada	100	CAD$	Nominee Shareholder
Hunt Gold USA LLC	USA	100	US$	Management Company

The Company’s activities include the exploration and production of minerals from properties in Argentina and Chile. On the basis of information to date, properties where it has not yet been determined if economically recoverable ore reserves exist are classified as exploration-stage. Properties where economically recoverable ore reserves exist and are being exploited are classified as production-stage. The underlying value of the mineral properties is entirely dependent upon the existence of reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.

On some properties, ongoing production and sales of gold and silver are being undertaken without established mineral resources or reserves and the Company has not established the economic viability of the operations. As a result, there is increased uncertainty and economic risks of failure associated with these production activities. Despite the sale of gold and silver, these projects remain in the exploration stage because management has not established proven or probable ore reserves required to be classified in either the development or production stage.

2.  Basis of presentation

These condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

These condensed interim consolidated financial statements have been prepared on a historical cost basis except for certain financial instruments measured at fair value. In addition, these condensed interim consolidated financial statements have been prepared using the accrual basis of accounting, except for cash flow information.

The Company’s presentation currency is the US Dollar.

The preparation of the condensed interim consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. Actual results may differ from these estimates.

Judgments made by management in the application of US GAAP that have a significant effect on the condensed interim consolidated financial statements and estimates with significant risk of material adjustment in the current and following periods are discussed in Note 6.

Restatement of previously issued condensed interim consolidated financial statements

Subsequent to the issuance of the condensed interim consolidated financial statements for the three and nine months ended September 30, 2019 on November 28, 2019 on SEDAR (www.sedar.com), the Company determined that there were errors related to the accounting for the reverse acquisition of Hunt completed on July 24, 2019, as well as the conversion of several balances denominated in foreign currencies. As a result, balances reported in the Company’s condensed interim consolidated statements of financial position and comprehensive income (loss) have been restated from amounts previously reported. The Company also made additional presentation changes and note disclosure improvements in these restated condensed interim consolidated financial statements.

The following is a summary of the adjustments made to the restated condensed interim consolidated statement of financial position as at September 30, 2019:

-	Cash – Cash has decreased from $1,543 to $1,490 due to foreign exchange adjustments on the period end balance.

-
Receivables – Current receivables decreased from $2,084 to $1,280. This decrease was due to foreign exchange adjustments on the period end balance, as well as a reclassification of $554 of value added tax (“VAT”) to “other receivables” under non-current assets, as the Company does not expect to collect this within the next 12 months.

-
Inventory – Inventory increased from $3,252 to $3,260. As a result of the increase in balance of mineral properties (see below) depreciation allocated to inventory increased which resulted in a higher ending balance.

-
Mineral Properties – Mineral properties increased from $4,193 to $10,975. This increase in mineral properties is due to an increase in the estimated fair value of mineral properties acquired in the reverse acquisition of Hunt pursuant to a valuation performed by a third-party.

-
Property, plant and equipment – Property, plant and equipment increased from $11,220 to $12,901. This increase was primarily due to the increase in the estimated fair value of the property, plant and equipment acquired in the reverse acquisition of Hunt pursuant to a valuation performed by a third-party.

-
Goodwill – Goodwill decreased from $31,564 to $2,673. The decrease in Goodwill is primarily due to the measurement of the fair value of the Company’s shares given as consideration for the reverse acquisition of Hunt. The Company originally measured the fair value of the share consideration as $23,338 based on the fair value of 254,355,192 common shares of Hunt, issued to shareholders of Patagonia Gold PLC, using Hunt’s closing stock price of $0.092 (rounded) (CAD $0.12) per common share on July 24, 2019.

However, the Company made an error in measuring the share consideration in accordance with ASC 805, Business Combinations. As Patagonia Gold PLC was the ongoing business entity from an accounting perspective, the fair value of the consideration given by the Company is based on the number of common shares Patagonia Gold PLC would have had to issue to give the owners of the Company the same percentage equity interest in the combined entity that results from the reverse acquisition  In these restated financial statements, the fair value of the Company’s shares for the reverse acquisition of Hunt is deemed to be $2,287, which is calculated as  the fair value of 5,908,687 common shares (representing 20% of the ownership in Patagonia Gold PLC) at $0.387 per common share (converted from GBP 0.310 closing stock price of Patagonia Gold PLC prior to the transaction on July 24, 2019).

-
Other financial assets – Other financial assets decreased from $336 to $255. The decrease is due to the period end foreign exchange adjustment of a performance bond which was originally acquired to secure the Company’s rights to explore the La Josefina property. The performance bond trades in the secondary market in Argentina.

-
Other receivables – Other receivables increased from $3,206 to $3,760. The increase was due to a reclassification of VAT recoverable which was previously included in “receivables” under current assets. The Company does not expect to collect this VAT within the next 12 months and hence reclassified it as a non-current receivable.

-
Bank indebtedness – The Company has reclassified bank indebtedness of $14,887 as a separate line item under current liabilities. This balance was previously included in the “loan payable and current portion of long-term debt” line item.

-
Accounts payable and accrued liabilities – Accounts payable and accrued liabilities decreased from $13,473 to $6,335. The decrease is due to foreign exchange adjustment at period end and a reclassification to “accounts payable with related parties”, which has been presented as a separate line item under current liabilities.

-
Accounts payable with related parties – The Company has reclassified accounts payable with related parties of $6,531 as a separate line item under current liabilities. This balance was previously included in the “accounts payable and accrued liabilities” line item.

-
Loan payable and current portion of long-term debt – Loan payable and current portion of long-term debt decreased from $16,050 to $481. This decrease was primarily related to the reclassification of “bank indebtedness” and “long-term debt with related parties” line items that were previously included in this balance.

-
Long-term debt – Long-term debt decreased from $11,724 to $425. This decrease was primarily due to a reclassification of “long-term debt with related parties” of $11,404, which is presented as a separate line item under non-current liabilities. In addition, this balance decreased due to a decrease of the fair value of debt assumed in the reverse acquisition of Hunt pursuant to a valuation performed by a third-party.

-
Long-term debt with related parties – Long-term debt with related parties increased from $Nil to $11,404. This increase is due to a reclassification of liabilities previously included in the line items of “long-term debt”, “loan payable and current portion of long-term debt” and “interest on debt”, These increases were partially offset by a decrease in the  fair market value of debt assumed in the reverse acquisition of Hunt pursuant to a valuation performed by a third-party.

-
Asset retirement obligation – Asset retirement obligation decreased from $2,655 to $1,345. This balance decreased due to a change in the credit-adjusted discount rate (the “discount rate”) used to measure the present value of estimated cash outflows for the obligation. The Company initially used a weighted average discount rate of 10%, whereas the restated asset retirement obligation is calculated using a weighted average discount rate of 24.94%. The balance also decreased due to a lower fair market value assessment of the asset retirement obligation assumed in the reverse acquisition of Hunt pursuant to a valuation performed by a third-party.

-	Deferred tax liabilities – The Company recognized deferred tax liabilities of $2,673 for the liability assumed in the reverse acquisition of Hunt pursuant to a valuation performed by a third-party.

-	Other long-term payables – Other long-term payables increased from $52 to $53 due to a foreign exchange adjustment of the period end balance.

-	Interest on debt – Interest on debt decreased from $607 to $Nil. This balance was reclassified to long-term debt with related parties.

-
Capital stock – Capital stock decreased from $23,639 to $2,588. The decrease in capital stock was due to the measurement of the fair value of the share consideration given for the reverse acquisition of Hunt. Refer to the “Goodwill” explanation above.

-	Additional paid in capital – Additional paid in capital decreased from $181,884 to $181,595. The decrease in this balance is due to a reduction in share-based payments expense.

-	Accumulated Deficit – Accumulated deficit decreased from $170,922 to $168,642 as result of the changes in the condensed interim consolidated statement of comprehensive income (loss).

-
Accumulated other comprehensive loss – Accumulated other comprehensive loss increased from $398 to $1,744 due to a change in the fair value measurement of financial instruments and a foreign currency translation adjustment.

-	Non-controlling interest – Non-controlling interest decreased from $200 to $171.

As a result of the adjustments above, current assets decreased from $6,879 to $6,030, non-current assets decreased from $71,685 to $51,730, total assets decreased from $78,564 to $57,760, current liabilities decreased from $29,523 to $28,234, non-current liabilities increased from $15,038 to $15,900, total liabilities decreased from $44,561 to $44,134 and shareholders equity decreased from $34,003 to $13,626.

The following is a summary of the adjustments made to the restated condensed interim consolidated statement of comprehensive income (loss) for the three months ended September 30, 2019:

-	Revenue – Revenue increased from $5,545 to $6,273. This increase was due to reclassification of silver and gold recovery which was previously presented on a net basis under other income / expenses.

-
Cost of Sales – Cost of sales increased from $2,716 to $3,521. This increase was due to an increase in the fair value of inventory acquired in the reverse acquisition of Hunt pursuant to a valuation performed by a third-party, and a reclassification of silver and gold recovery which was presented on a net basis under other income / expenses.

-	Exploration expenses – Exploration expenses increased from $872 to $1,283 due to adjustment of the expenses between quarters.

-
Administrative expenses – Administrative expenses decreased from $1,558 to $1,295. This decrease was mainly due to foreign exchange adjustments and a reclassification of gain/loss on foreign exchange to its own account under other income / expenses.

-	Other operating expenses – Other operating expenses decreased from $34 to $Nil. This balance consisted of inventory impairment and has been reclassified to cost of sales.

-
Share-based payments expense – Share-based payments expense decreased from $294 to $5. The decrease was due to the revaluation of the 7,650,000 stock options issued on September 25, 2019. The fair value of these stock options was originally estimated to be $294 and was expensed entirely during the period. In the restated financial statements, the fair value was estimated to be $456 due to higher volatility used in the Black-Scholes option pricing model and only $46 of expense was recognized during the period. As the options vest over one year, the Company will recognize the expense over the vesting period. In addition, the Company reversed the previous share-based payments expense of $41 related to the stock options that were cancelled on May 29, 2019.

-
Interest expense – Interest expense increased from $485 to $652. The increase was due to a reclassification of amounts from gain/loss on foreign exchange expense and an increase to the effective interest rate on the debt assumed in the reverse acquisition of Hunt pursuant to a valuation performed by a third-party.

-
Silver and gold recovery, net of expenses – Silver and gold recovery, net of expenses decreased from $182 to $Nil. The revenues and associated costs that made up this balance have been reclassified to revenue and cost of sales, respectively, to present the amounts on a gross basis.

-	Interest income – Interest income increased from $Nil to $105. The increase was due to a foreign exchange adjustment.

-
Gain on foreign exchange – Gain on foreign exchange increased from $Nil to $634. The increase was due to adjustments to the exchange rates used for foreign exchange adjustments at period end and the reclassification of a foreign exchange gain/loss that was previously included in administrative expenses.

-
Accretion expense – Accretion expense decreased from $454 to $72. The decrease was due to a lower measurement of asset retirement obligation pursuant to a valuation performed by a third-party, offset by an increase in the balance due to reclassification of accretion expense previously included in exploration expenses.

-
Income tax expense – Income tax expense decreased from a recovery of $612 to an expense of $1,214 as a result of other changes in the statement of financial position and statement of comprehensive income (loss) that have created temporary differences that have given rise to deferred tax liabilities.

-	Change in fair value of investment – Change in fair value of investment increased from a loss of $15 to a loss of $103. The increase was due to a foreign exchange adjustment at period end.

-
Foreign currency translation adjustment – Foreign currency translation adjustment decreased from a gain of $140 to a gain of $61 as a result of translating the financial statements of the Company’s subsidiaries that have a functional currency that is different from the Company’s presentation currency. There were changes to the financial statements of the Company’s subsidiaries that were used to prepare the initial condensed interim consolidated financial statements.

-	Weighted average share outstanding (basic and diluted) – Weighted average shares outstanding (basic and diluted) decreased from 317,943,990 to 270,252,392.

As a result of the adjustments above, gross profit decreased from $2,829 to $2,752, operating expenses decreased from $3,243 to $3,235, other income increased from $254 to $667, income before income tax increased from a loss of $160 to income of $184, net loss decreased from income of $452 to loss of $1,030, other comprehensive loss decreased from income of $125 to loss of $42, comprehensive loss decreased from income of $577 to loss of $1,072, net income per share (basic and diluted) decreased from $0.01 to $0.00.

The following is a summary of the adjustments made to the restated condensed interim consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2019:

-	Revenue – Revenue increased from $16,194 to $16,922. This increase was due to reclassification of silver and gold recovery which was previously presented on a net basis under other income / expenses.

-
Cost of Sales – Cost of sales increased from $10,697 to $13,870. This increase was due to an increase in the fair value of inventory acquired in the reverse acquisition of Hunt pursuant to a valuation performed by a third-party, reclassification of silver and gold recovery which was presented on a net basis under other income / expenses, and reclassification of inventory impairment which was previously included under other operating expenses.

-	Exploration expenses – Exploration expenses decreased from $2,263 to $2,094. This decreased was due to reclassification of accretion expense that was previously included in this balance.

-
Administrative expenses – Administrative expenses decreased from $6,139 to $5,005. This decrease was mainly due to foreign exchange adjustments and a reclassification of gain/loss on foreign exchange to its own account under other income / expenses.

-	Other operating expenses – Other operating expenses decreased from $2,403 to $Nil. This balance consisted of inventory impairment and has been reclassified to cost of sales.

-
Share-based payments expense – Share-based payments expense decreased from $335 to $46. The decrease was due to the revaluation of the 7,650,000 stock options issued on September 25, 2019. The fair value of these stock options was originally estimated to be $294 and was expensed entirely during the period. In the restated financial statements, the fair value was estimated to be $456 due to higher volatility used in the Black-Scholes option pricing model and only $46 of expense was recognized during the period. As the options vest over one year, the Company will recognize the expense over the vesting period. In addition, the Company reversed the previous share-based payments expense of $41 related to the stock options that were cancelled on May 29, 2019.

-
Interest expense – Interest expense increased from $1,299 to $1,470. The increase was due to a reclassification of amounts from gain/loss on foreign exchange expense and an increase to the effective interest rate on the debt assumed in the reverse acquisition of Hunt pursuant to a valuation performed by a third-party.

-
Silver and gold recovery, net of expenses – Silver and gold recovery (loss), net of expenses decreased from $182 to $Nil. The revenues and associated costs that made up this balance have been reclassified to revenue and cost of sales, respectively, to present the amounts on a gross basis.

-	Interest income – Interest income increased from $98 to $131. The increase was due to a foreign exchange adjustment.

-
Gain on foreign exchange – Gain on foreign exchange increased from $Nil to $1,552. The increase was due to adjustments to the exchange rates used for foreign exchange adjustments at period end and the reclassification of a foreign exchange gain/loss that was previously included in administrative expenses.

-
Accretion expense – Accretion expense decreased from $454 to $115. The decrease was due to a lower measurement of asset retirement obligation pursuant to a valuation performed by a third-party, offset by an increase in the balance due to reclassification of accretion expense previously included in exploration expenses.

-
Income tax benefit – Income tax benefit decreased from$1,846 to $20 as a result of the other changes in the statement of financial position and statement of comprehensive income (loss) that have created temporary differences that have given rise to deferred tax liabilities.

-	Change in fair value of investment – Change in fair value of investment increased from a loss of $19 to a loss of $107. The increase was due to a foreign exchange adjustment at period end.

-
Foreign currency translation adjustment – Foreign currency translation adjustment decreased from a gain of $140 to a loss $1,118 as a result of translating the financial statements of the Company’s subsidiaries that have a functional currency that is different from the Company’s presentation currency. There were changes to the financial statements of the Company’s subsidiaries that were used to prepare the initial condensed interim consolidated financial statements.

-	Weighted average share outstanding (basic and diluted) – Weighted average shares outstanding (basic and diluted) decreased from $317,943,990 to $270,252,392.

As a result of the adjustments above, gross profit decreased from $5,497 to $3,052, operating expenses decreased from $12,439 to $8,615, other income increased from a loss of $174 to income of $1,568, loss before income tax decreased from a loss of $7,116 to $3,995, net loss decreased from $5,270 to $3,975, other comprehensive loss decreased from income of $121 to loss of $1,225, comprehensive loss increased from $5,149 to $5,200, net loss per share (basic and diluted) increased from $0.01 to $0.02.

The following is a summary of the impact of the adjustments above on the condensed interim consolidated statement of cashflows for the nine months ended September 30, 2019:

-	Cashflows provided by operating activities increased from $1,167 to $4,639.
-	Cashflows used in investing activities increased from $520 to $599.
-	Cashflows provided by financing activities increased from $121 to $187.
-	Net increase in cash increased from$768 to $4,227.
-	Effect of foreign exchange on cash decreased from positive $115 to negative $3,397.
-	Cash at the end of period decreased from $1,543 to $1,490.

The following schedules show the adjustments made to restated condensed interim consolidated financial statements for the three and nine months ended September 30, 2019:

Restated Condensed Interim Consolidated Balance Sheets as at September 30, 2019:

	As Reported	Adjustment	As restated
	$ ’000	$ ’000	$ ’000
Current Assets
Cash	$1,543	$(53( )	$1,490
Receivables	2,084	(804)	1,280
Inventories	3,252	8	3,260
Total Current Assets	6,879	(849)	6,030

Non-Current Assets
Mineral Properties	4,193	6,782	10,975
Mining Rights	16,788	-	16,788
Property, plant and equipment	11,220	1,681	12,901
Goodwill	31,564	(28,891)	2,673
Other financial assets	336	(81)	255
Deferred tax assets	4,378	-	4,378
Other receivables	3,206	554	3,760
Total Non-Current Assets	71,685	(19,955)	51,730
Total Assets	$78,564	$(20,804)	$57,760

Current Liabilities
Bank indebtedness	$-	$14,887	$14,887
Accounts payable and accrued liabilities	13,473	(7,138)	6,335
Accounts payable with related parties	-	6,531	6,531
Loan payable and current portion of long-term debt	16,050	(15,569)	481
Total Current Liabilities	29,523	(1,289)	28,234

Non-Current Liabilities
Long-term debt	11,724	(11,299)	425
Long-term debt with related parties	-	11,404	11,404
Asset retirement obligation	2,655	(1,310)	1,345
Deferred tax liabilities	-	2,673	2,673
Other long-term payables	52	1	53
Interest on debt	607	(607)	-
Total Non-Current Liabilities	15,038	862	15,900
Total Liabilities	44,561	(427)	44,134

Stockholders’ Equity
Capital stock	23,639	(21,051)	2,588
Additional paid in capital	181,884	(289)	181,595
Accumulated Deficit	(170,922)	2,280	(168,642)
Accumulated other comprehensive income (loss)	(398)	(1,346)	(1,744)
Total Stockholders' Equity attributable to the parent:	34,203	(20,406)	13,797
Non-controlling interest	(200)	29	(171)
Total Stockholders' Equity	34,003	(20,377)	13,626
Total Liabilities and Stockholders’ Equity	$78,564	$(20,804)	$57,760

Restated Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2019:

	As Reported	Adjustment	As Restated
	$ ’000	$ ’000	$ ’000

Revenue	$5,545	$728	$6,273
Cost of Sales	(2,716)	(805)	(3,521)
Gross Profit	2,829	(77)	2,752

Operating Income (Expenses):
Exploration expenses	(872)	(411)	(1,283)
Administrative expense	(1,558)	263	(1,295)
Other operating expense	(34)	34	-
Share-based payments expense	(294)	289	(5)
Interest expense	(485)	(167)	(652)
Total operating expense:	(3,243)	8	(3,235)

Other Income/(Expenses)
Silver and gold recovery/(loss), net of expenses	182	(182)	-
Interest income	72	33	105
Gain/(Loss) on foreign exchange	-	634	634
Accretion expense	-	(72)	(72)
Total other income/(expenses)	254	413	667
Income (Loss) – before income taxes	(160)	344	184

Income tax benefit (expense)	612	(1,826)	(1,214)
Net Income (Loss)	$452	$(1,482)	$(1,030)

Attributable to non-controlling interest	(193)	359	166
Attributable to equity share owners of the parent	645	(1,841)	(1,196)
	452	(1,482)	(1,030)
Other Comprehensive Income (Loss) net of tax
Change in fair value of investment	(15)	(88)	(103)
Foreign currency translation adjustment	140	(79)	61
Total Other comprehensive Income (Loss)	125	(167)	(42)
Total Comprehensive Income (Loss)	$577	$(1,649)	$(1,072)

Weighted average shares outstanding – basic and diluted	317,943,990	(47,691,598)	270,252,392

Net Income (Loss) per share – Basic and Diluted	$0.01	$(0.01)	$(0.00)

Restated Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2019:

	As Reported	Adjustment	As Restated
	$ ’000	$ ’000	$ ’000

Revenue	$16,194	$728	$16,922
Cost of Sales	(10,697)	(3,173)	(13,870)
Gross Profit	5,497	(2,445)	3,052

Operating Income (Expenses):
Exploration expenses	(2,263)	169	(2,094)
Administrative expense	(6,139)	1,134	(5,005)
Other operating expense	(2,403)	2,403	-
Share-based payments expense	(335)	289	(46)
Interest expense	(1,299)	(171)	(1,470)
Total operating expense:	(12,439)	3,824	(8,615)

Other Income/(Expenses)
Silver and gold recovery/(loss), net of expenses	182	(182)	-
Interest income	98	33	131
Gain/(Loss) on foreign exchange	-	1,552	1,552
Accretion expense	(454)	339	(115)
Total other income/(expenses)	(174)	1,742	1,568
Income (Loss) – before income taxes	(7,116)	3,121	(3,995)

Income tax benefit (expense)	1,846	(1,826)	20
Net Income (Loss)	$(5,270)	$1,295	$(3,975)

Attributable to non-controlling interest	(79)	29	(50)
Attributable to equity share owners of the parent	(5,191)	1,266	(3,925)
	(5,270)	1,295	(3,975)
Other Comprehensive Income (Loss) net of tax
Change in fair value of investment	(19)	(88)	(107)
Foreign currency translation adjustment	140	(1,258)	(1,118)
Total Other comprehensive Income (Loss)	121	(1,346)	(1,225)
Total Comprehensive Income (Loss)	$(5,149)	$(51)	$(5,200)

Weighted average shares outstanding – basic and diluted	317,943,990	(47,691,598)	270,252,392

Net Income (Loss) per share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)

Restated Consolidated Statement of Shareholders’ Equity:

	Capital Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Total Attribute to Parent	Non-Controlling Interest	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Three and Nine Months Ended
Balance at September 30, 2019, as Reported	23,639	(170,922)	(398)	181,884	34,203	(200)	34,003
Adjustment	(21,051)	2,280	(1,346)	(289)	(20,406)	29	(20,377)
Balance at September 30, 2019, as Restated	2,588	(168,642)	(1,744)	181,595	13,797	(171)	13,626

Restated Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019:

	As Reported	Adjustment	As revised
	$ ’000	$ ’000	$ ’000
Cash Flow From Operating Activities
Net Income/(Loss)	$(5,270)	$1,295	$(3,975)
Items not affecting cash
Depreciation of property, plant and equipment	1,528	21	1,549
Depreciation of mining rights	75	-	75
Share based payment expense	335	(289)	46
Asset retirement obligation	-	(61)	(61)
Write-down of inventory	2,367	1	2,368
Accretion expense	454	(339)	115
Loss on foreign exchange	(832)	832	-
Gain on sale of asset	(33)	33	-
Deferred tax benefit/(expense)	-	(20)	(20)
	(1,376)	1,473	97
Net change in non-cash working capital items
(Increase)/decrease in receivables	3,913	240	4,153
(Increase)/decrease in deferred tax assets	(600)	2,220	1,620
(Increase)/decrease in inventory	1,339	232	1,571
(Increase)/decrease in other financial assets	-	111	111
Increase/(decrease) in accounts payable and accrued liabilities	(2,140)	(633)	(2,773)
Increase/(decrease) in accounts payable and accrued liabilities with related parties	-	115	115
Increase/(decrease) in interest payable	58	202	260
Increase/(decrease) in provision	(27)	1	(26)
Increase/(decrease) in transaction taxes payable	-	(126)	(126)
Increase/(decrease) in deferred tax liabilities	-	(363)	(363)
	2,543	1,999	4,542
Net cash provided by/(used in) operating activities	1,167	3,472	4,639

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(386)	(132)	(518)
Purchase of mineral property	(195)	1	(194)
Proceeds from disposal of property, plant and equipment	61	52	113
Net cash provided by/(used in) investing activities	(520)	(79)	(599)

Cash Flow from Financing Activities
Bank indebtedness	-	2,506	2,506
Proceeds from loans	10,567	(10,567)	-
Proceeds from loans with related parties	-	8,211	8,211
Repayment of loans	(10,446)	(84)	(10,530)
Net cash provided by/(used in) financing activities	121	66	187

Net Increase/(Decrease) in Cash	768	3,459	4,227
Effect of Foreign Exchange on Cash	115	(3,512)	(3,397)
Cash, Beginning of Period	660	-	660
Cash, End of the Period	$1,543	$(53)	$1,490

Taxes paid	-	(126)	(126)
Interest paid	(375)	(32)	(407)
Supplemental Non-Cash Information
Change in value of investments	(19)	(88)	(107)

3.  Going Concern

The accompanying condensed interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended September 30, 2019, the Company had net loss of $3,975. As at September 30, 2019, the Company has negative working capital of $22,204 and had an accumulated deficit of $168,642. The Company’s ability to continue as a going concern is dependent upon the ability to generate cashflows from operations and obtain financing. The Company intends to continue funding operations through operation of Cap-Oeste, Lomada, Martha, La Josefina project and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019. There can be no assurance that the steps management is taking will be successful.

These factors, among others, indicate the existence of a material uncertainty that cast substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments could be material.

4. Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed interim consolidated financial statements are described below.

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

The Company’s functional currency is the Canadian dollar. The Company’s subsidiaries have functional currencies in Canadian dollars (“CAD”), US dollars (“US”), and Great Britain Pound (“GBP”). These consolidated financial statements are translated to their US dollar equivalents using the current rate method. Under this method, the statements of operations and comprehensive loss and cash flows for each period have been translated using the average exchange rates prevailing during each period. All assets and liabilities have been translated using the exchange rate prevailing at the balance sheet date. Translation adjustments are recorded as income or losses in other comprehensive income or loss. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying consolidated statement of operations and comprehensive income/(loss).

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

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income or loss. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income or loss until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income or loss.

See Note 23 for fair value disclosures.

(e) Cash and equivalents

Cash and equivalents include cash on hand, deposits held with banks and other liquid short-term investments with original maturities of three months or less. The Company has no cash equivalents for all periods presented.

(f) Inventories

Inventory comprises, gold held on carbon, mineral concentrate and mineralized material stockpiles. They are physically measured or estimated and valued at the lower of cost or net realizable value. Net realizable value is the estimated future sales price of the product the Company expects to realize when the product is processed and sold, less estimated costs to complete production and bring the product to sale. Where the time value of money is material, these future prices and costs to complete are discounted.

Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the number of contained mineral ounces is based on assay data, and the estimated recovery percentage is based on the expected processing method. Stockpile tonnages are verified by periodic surveys.

Cost of inventory is determined by using the weighted average method and comprises direct costs, depreciation, depletion and amortization as well as a portion of fixed and variable overhead costs incurred in converting materials into concentrate and ore, based on the normal production capacity.

Materials and supplies are valued at the lower of cost or net realizable value. Any provision for obsolescence is determined by reference to specific items of stock. A regular review is undertaken to determine the extent of any provision for obsolescence.

(g) Mineral properties and exploration and evaluation expenditures

Exploration and evaluation costs are expensed until the determination of the technical feasibility and the commercial viability of the associated project. Exploration costs include costs directly related to exploration and evaluation activities in the areas of interest. The technical feasibility and commercial viability of extracting a mineral resource is considered to be determinable when economically recoverable reserves are determined to exist, the rights of tenure are current and it is considered probable that the costs will be recouped through successful development and exploitation of the area, or alternatively by sale of the property. This determination is normally evidenced by the completion of a technical feasibility study.

Expenditures to develop new mines, to define further mineralization in mineral properties which are in the development or operating stage, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to the consolidated statement of operations and comprehensive income/(loss). The Company charges to the consolidated statement of operations and comprehensive income/(loss) the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

(h) Mining rights

Mining rights are rights to explore and mine specified areas of land acquired from the landowner. Mining rights acquired for stated terms in excess of 10 years are capitalized as intangible assets and are measured initially at cost and amortized on a straight-line basis over the term of the rights. Mining rights acquired for undefined terms are capitalized as intangible assets and are measured initially at cost and amortized on a unit of production method over the estimated period of economically recoverable reserves. Amortization is charged to administrative expenses in the consolidated statement of operations and comprehensive income/(loss).

(i) Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses. Cost includes expenditures that are directly attributable to the acquisition of an asset.

Repairs and maintenance costs are charged to theses consolidated statement of operations and comprehensive income/(loss) during the period in which they are incurred.

Depreciation is calculated to amortize the cost of the property, plant and equipment over their estimated useful lives using the straight-line and unit of production methods. Office equipment, vehicles, machinery and equipment, Mina Martha processing plant, and buildings are stated at cost and depreciated straight line over an estimated useful life of 3 to 20 years. Depreciation of plant, other than Mina Martha, is based on a unit-of-production method over the estimated period of economically recoverable reserves. Depreciation begins once the asset is in the state intended for use by management.

The Company allocates the amount initially recognized in respect of an item of property, plant and equipment to its significant parts and depreciates separately each such part. Residual values, method of depreciation and useful lives of the assets are reviewed annually and adjusted if appropriate.

Gains and losses on disposals of property, plant and equipment are determined by comparing the proceeds with the carrying amount of the asset and are included as part of other gains or losses in these consolidated statement of operations and comprehensive income/(loss).

(j) Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pre-tax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and silver (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans.

Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

(k) Asset retirement obligations

Upon retirement of the Company’s mineral properties, retirement costs will be incurred by the Company. Estimates of these costs are subject to uncertainty associated with the method, timing and extent of future decommissioning activities. The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal or constructive obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset, which is depleted over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).

The Argentine mining regulations require that mine properties to be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. The Company accrues for the cost of final mine closure reclamation over the estimated useful mining life of the property. At each period, the Company reviews the entire reclamation liability and makes necessary adjustments for revisions to cost estimates to reflect current experience.

The Company has adopted Asset Retirement and Environmental Obligations ASC 410, which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.

(l) Income taxes

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

The Company operates are in multiple jurisdictions which involves dealing with uncertainties and judgments in the application of complex tax regulations. The final taxes paid or recovered are dependent upon many factors including resolutions arising from federal and state audits. The Company changes is tax assets and liabilities in light of the changing facts and circumstances but due to the complexity of the uncertainties in the tax regulations, the ultimate tax liability or asset could be materially different from the Company’s estimate recorded in the condensed interim consolidated financial statements.

(m) Share-based payments

The Company offers a share option plan for its directors, officers, employees and consultants. ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the condensed interim consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or performance completion date.

(n) Earnings (loss) per share

The calculation of earnings (loss) per share (“EPS”) is based on the weighted average number of shares outstanding for each period. The basic EPS is calculated by dividing the income or loss attributable to the equity owners of the Company by the weighted average number of common shares outstanding during the period.

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

(o) Revenue recognition

The Company recognizes sales revenue in accordance with ASC 606 when it has satisfied the following criteria: identifiable contract, identifiable performance obligation, determinable transaction price, allocating the transaction price and satisfying performance obligations.

The Company produces doré and concentrate that is shipped to third-party refiners and smelters, respectively, for processing. The Company enters into contracts to sell its metal to third-party customers which may include the refiners and smelters that process the doré and concentrate. The Company’s performance obligation in these transactions is generally the transfer of metal to the customer. In the case of doré shipments, the Company generally sells refined metal at market prices agreed upon by both parties. The Company also has the right, but not the obligation, to sell a portion of the anticipated refined metal in advance of being fully refined. When the Company sells refined metal or advanced metal, the performance obligation is satisfied when the metal is delivered to the customer. Revenue and Cost of Sales are recorded on a gross basis under these contracts at the time the performance obligation is satisfied.

(p) Segment reporting

In accordance with ASC 280, the management approach is used to identify operating segments. An operating segment is a component of an entity (i) that engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same entity), (ii) whose operating results are regularly reviewed by the entity's management, and (iii) for which discrete financial information is available. The Company has identified its reportable segments on the basis of their geographic location. As a result, the Company discloses information geographically based on the location of each of its operations and within Argentina on the basis of operating mines and projects under construction

No operating segments have been aggregated to form the above reportable operating segments.

Management monitors the operating results of its business units separately for the purpose of making decisions about resource allocation and performance assessment.

(q) Highly inflationary economy

The Company has operations in Argentina through its subsidiaries as disclosed in Note 1 and their functional currency has historically been the Argentine Peso. The Company monitors inflation rates in the countries it operates under ASC 830-10-45-12. An economy must be classified as highly inflationary when the cumulative three-year inflation rate exceeds 100%.

During the year ended December 31, 2018, the economic environment in Argentina experienced the acceleration of multiple local inflation indices, a three-year cumulative inflation rate of the local Argentine wholesale price index exceeding 100% in July 1, 2018, and the significant devaluation of the Argentine Peso.

As such, the Company has considered Argentina to be a highly inflationary economy. In accordance with ASC 830, beginning on July 1, 2018, the functional currency of the Company’s Argentinian subsidiaries was changed to the Company’s reporting currency ($USD). The following table presents the application ASC 830-10 for a highly inflationary economy for the conversion of account balances:

Non-monetary Assets and Liabilities	Monetary assets and Liabilities	Equity
Translated at the balance of prior period end	Translated at the balance of prior period end	Remeasured using historical exchange rate

(r) Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations, by recognizing identifiable tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired business at their fair values. The excess of the costs of the acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed is recorded as Goodwill. Acquisition related costs are expensed as incurred.

5.  Recent Accounting Pronouncements

Recently issued and adopted accounting pronouncements

Leases

In February 2016, Accounting Standard Update (“ASU”) No. 2016-02 Leases was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018 and early adoption is permitted. The Company has evaluated all contracts which could be classified as leases under the new standards and determined that any impact as a result of adoption would not be material.

Recently issued but not yet adopted accounting pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”. The new standard is effective for reporting periods beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the new credit loss standard effective January 1, 2020. We do not expect the new credit loss standard to have a material effect on our financial position, results of operations or cash flows.
Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company). Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its consolidated financial statements.

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

Functional currency

Management determines the functional currency for each entity. This requires that management assess the primary economic environment in which each of these entities operates. Management’s determination of functional currencies affects how the Company translates foreign currency balances and transactions. Determination includes an assessment of various indicators. In determining the functional currency of the Company’s operations in Canada (Canadian dollar), UK (British Pound) and Argentina (U.S. dollar and Argentine Peso), management considered the indicators of ASC 830 Foreign Currency Matters.

Income taxes and taxes receivable

Significant judgment is required in determining the provision for income taxes. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain and subject to judgment. The Company recognizes liabilities and contingencies for anticipated tax audit issues based on the Company’s current understanding of the tax law in the various jurisdictions in which it operates. For matters where it is probable that an adjustment will be made, the Company records its best estimate of the tax liability including the related interest and penalties in the current tax provision. Management believes they have adequately provided for the probable outcome of these matters; however, the final outcome may result in a materially different outcome than the amount included in the tax liabilities.

The Company has receivables due from the Argentinean government for value-added taxes. Significant estimates and judgments are involved in the assessment of recoverability of these receivables. Changes in management’s impairment assumptions may result in an additional impairment provision, or a reduction to any previously recorded impairment provision, with the impact recorded in profit or loss.

The Company has accrued deferred income tax assets but may not be able to utilize part or all of these assets in the future. The Company only recognizes the expected future tax benefit from these assets if it is considered more likely than not that the tax benefit will be realized. Otherwise, a valuation allowance is applied against deferred tax assets that are not more likely than not to be utilized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income, including application of existing tax laws in each jurisdiction, assumptions about future metals prices, the macroeconomic environment and results of the Company’s operations. To the extent that future cash flows and taxable income differ significantly from estimates, the Company’s ability to realize deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the ability to obtain the future benefits represented by the deferred tax assets

Title to mineral property interests

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Highly inflationary economy

The Company has designated Argentina as a highly inflationary economy in accordance with ASC 830, Foreign Currency Matters, and has therefore employed the use of the highly inflationary accounting. The determination of whether an economy is highly inflationary requires the Company to monitor, assess and calculate whether the three-year cumulative inflation rate exceeds 100%. The determination of whether an economy is highly inflationary requires the Company to make certain estimates and judgements, such as assessment of historic inflation rates and anticipation of future trends.

(b) Use of estimates

The preparation of theses consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also makes estimates and assumptions concerning the future. The determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience and current and expected economic conditions. Actual results could differ from those estimates.

The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves, asset retirement obligations, inventories and the allocation of fair value to assets and liabilities assumed in connection with business combinations. These estimates have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

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

Mineral reserves

The Company uses estimates and assumptions related to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of production amortization calculations, environmental, reclamation and closure obligations and estimates of recoverable silver and gold in inventories. The Company relies on their technical personnel and independent mining consultants to determine the estimates of mineral reserves. Mineral reserve estimates are based upon engineering evaluations of samplings of drill holes and other openings.

Business Combinations

The acquisition method of accounting for business combinations in accordance with ASC 805 requires management to determine the fair value of assets acquired and liabilities assumed on the date of the acquisition. In determining and allocating the fair values of assets and liabilities in a business combination, the Company relies on appraisals, internal valuations based on discounted cash flow, historical experience and other reliable information available as of the date of the acquisition.

Change in estimates

During the year 2018, the Company conducted a review of its plant and buildings which resulted in changes in its expected use. It was determined that the renovation work performed in 2016 and 2017 on these assets was having greater success than originally anticipated in extending their useful life. Additionally, metallurgical studies performed throughout 2018 confirmed that the plant could be successfully used to process mineralized materials from other mineral properties of the Company. It is now expected that the useful life of these assets will be extended from an original estimate of 36 months in 2017 to 87 months from December 31, 2018. The changes to the useful life of these assets were adopted prospectively for the year ended December 31, 2018.

7.  Inventories

	September 30, 2019	Decmeber 31, 2018
	$ ’000	$ ’000

Gold held on carbon	$1,259	$1,571
Silver and gold concentrate	489	-
Material stockpiles	-	2,996
Materials and supplies	1,512	1,179
	$3,260	$6,286

During the nine months ended September 30, 2019, the Company closed the Lomada project and put the Cap-Oeste project into care and maintenance. As a result, the carrying value of inventory for these projects has been reviewed for impairment. The net realizable value of the inventory is less than the costs incurred in establishing the ore stockpile and therefore a write down of $2.37 million was required and is recorded in cost of sales in the condensed interim consolidated statements of operations and comprehensive income (loss).

8.  Mineral properties

	Mining assets	Surface rights acquired	Total
	$ ’000	$ ’000	$ ’000
Cost
Balance at January 1, 2018	$1,280	$847	$2,127
Additions	500	198	698
Exchange differences	-	(300)	(300)
Balance December 31, 2018	$1,780	$745	$2,525
Reverse acquisition (Note 26)	6,830	1,426	8,256
Additions	194	-	194
Balance September 30, 2019	$8,804	$2,171	$10,975

Trilogy Mining Corporation

In January 2016, Patagonia Gold PLC (PGP) entered into an earn–in agreement with Trilogy Mining Corporation (“Trilogy”) in relation to the San José Project in Uruguay. This has been recognized within mining assets at a cost of $1,996 (2018: $1,780).

Surface rights

The Company owns the surface rights of land encompassing the Estancia (ranch) La Bajada, Estancia El Tranquilo, Estancia El Rincon, Estancia La Josefina and the Estancia 1° de Abril.

There is a back in right granted to the sellers under Estancia El Rincon’s title deed whereby the Company irrevocably committed to resell the estancia to its former owner in the event that two consecutive years elapse without mining activities. Current activity on this property includes the Lomada Project.

Mina Martha project

On May 6, 2016, the Company acquired the assets of the Mina Martha project from Coeur Mining Inc. (“Coeur”). The Mina Martha project consists of land, mineral rights, a mine camp, offices, a warehouse, maintenance shop, mining facilities including a flotation mill and a tailings retention facility.

La Josefina project

In March 2007, the Company acquired the exploration and development rights to the La Josefina project from Fomento Minero de Santa Cruz Sociedad del Estado (“Fomicruz”) the Santa Cruz provincial mining and petroleum company.

In July 2007, the Company entered into an agreement (subsequently amended) with Fomicruz which provides that, in the event that a positive feasibility study is completed on the La Josefina property, a Joint Venture Corporation (“JV Corporation”) would be formed by the Company and Fomicruz. The Company would own 81% of the joint venture company and Fomicruz would own the remaining 19%. Fomicruz has the option to earn up to a 49% participating interest in the JV Corporation by reimbursing the Company an equivalent amount, up to 49%, of the exploration investment made by the Company. The Company has the right to buy back any increase in Fomicruz’s ownership interest in the JV Corporation at a purchase price of $0.2 million per each percentage interest owned by Fomicruz down to its initial ownership interest of 19%; the Company can also purchase 10% of the Fomicruz’s initial 19% JV Corporation ownership interest by negotiating a purchase price with Fomicruz. Under the agreement, the Company has until the end of 2019 to complete cumulative exploration expenditures of $18 million and determine if it will enter into production on the property. As at December 31, 2018, the Company had incurred approximately $20 million and is in current discussions with Fomicruz to develop a plan for production.

As at September 30, 2019, this project has a carrying amount of $Nil (2018 - $Nil) on the condensed interim consolidated balance sheet.

La Valenciana project

On November 1, 2012, the Company entered into an agreement for the exploration of the La Valenciana project in Santa Cruz province, Argentina.  The agreement is for a total of 7 years, expiring on October 31, 2019. The agreement requires the Company to spend $5million in exploration on the project over 7 years. If the Company elects to exercise its option to bring the La Valenciana project into production, it must grant Fomicruz a 9% ownership in a new JV Corporation to be created by the Company to manage the project and the Company will have a 91% ownership interest in the JV Corporation. Subsequent to September 30, 2019, this agreement was extended until April 30, 2021, which period may be extended for an additional one-year term.

As at September 30, 2019 this project has a carrying amount of $Nil (2018 - $Nil) on the condensed interim consolidated balance sheet.

9. Asset retirement obligation

The Company is legally required to perform reclamation on sites where environmental disturbance is caused by the development or on-going mining of a property to restore it to its original condition at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of that liability as an asset retirement obligation. The total amount of undiscounted cash flows required to settle the estimated obligation is $3,030 which has been discounted using a credit-adjusted rate of 24.94% (2018 – 24.94%) and an inflation rate of 2.29% (2018 – 2.29%).

The following table describes the changes to the Company's asset retirement obligation liability:

	September 30, 2019	December 31, 2018
	$ ’000	$ ’000
Asset retirement obligation at beginning of period	$552	$686
Reverse acquisition (note 26)	739	-
Change in estimate	(61)	(712)
Accretion expense	115	578
Asset retirement obligation at end of period	$1,345	$552

10. Mining Rights

	Fomicruz Agreement	Minera Aquiline Argentina	Total
	$ ’000	$ ’000	$ ’000

Balance at January 1, 2018	$3,388	$-	$3,388
Additions	-	14,612	14,612
Amortization	(100)	-	(100)
Exchange differences	-	(1,425)	(1,425)
Balance December 31, 2018	$3,288	$13,187	$16,475
Amortization	(75)	-	(75)
Exchange differences	-	388	388
Balance September 30, 2019	$3,213	$13,575	$16,788

Fomicruz Agreement

On October 14, 2011, Patagonia Gold, PGSA and Fomicruz entered into a definitive strategic partnership agreement in the form of a shareholders’ agreement (“Fomicruz Agreement”) to govern the affairs of PGSA and the relationship between the Company, PGSA and Fomicruz. Pursuant to the Fomicruz Agreement, Fomicruz contributed to PGSA the rights to explore and mine Fomicruz’s mining properties in Santa Cruz Province in exchange for a 10% equity interest in PGSA. The Fomicruz Agreement establishes the terms and conditions of the strategic partnership for the future development of certain PGSA mining properties in the Santa Cruz. The Company will fund 100% of all exploration expenditures on the PGSA properties to the pre-feasibility stage, with no dilution to Fomicruz. After feasibility stage is reached, Fomicruz is obliged to pay its 10% share of the funding incurred thereafter on the PGSA properties, plus annual interest at LIBOR +1% to the Company. Such debt and interest payments will be guaranteed by an assignment by Fomicruz of 50% of the future dividends otherwise payable to Fomicruz on its shares. The Company will manage the exploration and potential future development of the PGSA properties.

The mining rights acquired have been measured by reference to the estimated fair value of the equity interest given to Fomicruz. Management has estimated the fair value of the 10% interest in PGSA acquired by Fomicruz, on or about October 14, 2011 at $4 million. In determining this fair value estimate, management considered many factors including the net assets of PGSA and the illiquidity of the 10% interest. This amount has been recorded as an increase in the equity of PGSA and as a mining right asset. In these consolidated financial statements, the increase in equity in PGSA has been recorded as non-controlling interest. The initial share of net assets of PGSA ascribed to the non-controlling interest amounted to $4 million.

Minera Aquiline Argentina Agreement

On January 31, 2018, Patagonia, through a wholly owned subsidiary (Patagonia Gold Canada Inc. “PGCAD”), has acquired the Calcatreu gold asset in Rio Negro, Argentina, by way of acquiring 100% of the shares of Minera Aquiline Argentina S.A. (“MASA”), a subsidiary of Pan American Silver Corporation. Total consideration for the acquisition amounted to $15 million. PGCAD has made the initial payment of $5 million on January 31, 2018 and the final payment of $10 million on legal completion on May 18, 2018.

This transaction was accounted for as an asset acquisition and the purchase consideration was allocated to Mining Rights at $14.6 million and other net assets at $0.4 million. These mining rights will be amortized on a unit-of-production method over the estimated period of economically recoverable resources once the project reaches the commercial production phase.

11. Other Financial Assets

The Company has short-term investments in equity securities which are recorded at fair value through other comprehensive income/(loss). As of September 30, 2019, the value of the short-term investments in equity decreased to $7. The change in the fair value of $4 for the nine months ended September 30, 2019 is recorded as other comprehensive loss in the Company’s condensed interim consolidated statement of operations and comprehensive income/(loss).

The Company has a performance bond that was originally acquired to secure the Company’s rights to explore the La Josefina property. It is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600 and a maturity date of 2035. The bond trades in the secondary market in Argentina. The bond was originally purchased for $247. As of September 30, 2019, the value of the bond increased to $248. The change in the face value of the performance bond of $103 for the nine months ended September 30, 2019 is recorded as other comprehensive income/(loss) in the Company’s condensed interim consolidated statement of operations and comprehensive income/(loss).

Since Cerro Cazador S.A. (“CCSA”) fulfilled its exploration expenditure requirement mandated by the agreement with Fomicruz, the performance bond was no longer required to secure the La Josefina project. Therefore, in September 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project. As of September 30, 2019, there are no restrictions on the performance bond.

12. Property, Plant and Equipment

	Plant	Buildings	Vehicles and Equipment	Improvements and advances	Total
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Cost
Balance at December 31, 2017	$8,242	$356	$15,234	$1,065	$24,897
Additions	576	-	3,263	224	4,063
Disposals	-	-	(56)	-	(56)
Transfers	-	-	344	(344)	-
Foreign exchange difference	(2,917)	(126)	(5,327)	(379)	(8,749)
Balance at December 31, 2018	$5,901	$230	$13,458	$566	$20,155
Reverse acquisition (Note 26)	2,178	1,156	1,233	-	4,567
Additions	203	-	132	183	518
Disposals	-	-	(326)	(51)	(377)
Transfers	-	-	106	(106)	-
Balance at September 30, 2019	$8,282	$1,386	$14,603	$592	$24,863

Accumulated depreciation
Balance at December 31, 2017	$4,505	$45	$3,960	$-	$8,510
Disposals	-	-	(41)	-	(41)
Depreciation for the year	2,849	4	1,659	-	4,512
Impairment	-	-	690	-	690
Foreign exchange difference	(1,593)	(16)	(1,385)	-	(2,994)
Balance at December 31, 2018	$5,761	$33	$4,883	$-	$10,677
Disposals	-	-	(264)	-	(264)
Depreciation for the period	58	4	1,487	-	1,549
Balance at September 30, 2019	$5,819	$37	$6,106	$-	$11,962

Net book value
At December 31, 2018	$140	$197	$8,575	$566	$9,478
At September 30, 2019	$2,463	$1,349	$8,497	$592	$12,901

13.  Receivables

	September 30,	December 31,
	2019	2018
	$ ’000	$ ’000
Receivable from sale	$171	$-
Value added tax ("VAT") recoverable	848	3,843
Other receivables	261	1,080
Total receivables	$1,280	$4,923

14.  Other Receivables

	September 30,	December 31,
	2019	2018
	$ ’000	$ ’000
Value added tax ("VAT") recoverable	$1,453	$1,097
Other receivables	2,307	1,975
Total Other Receivables	$3,760	$3,072

15. Bank indebtedness

As at September 30, 2019, the Company has bank indebtedness of $14,887 (December 31, 2018 – $12,381) in the form of operating lines of credit which have an interest rate of 1.5% plus refinancing rate and mature on the June 30, 2020. As at September 30, 2019, the interest rate on the lines of credit is 2.75%. The lines of credit have no specific terms of repayment and the Company renews them every year.

16. Accounts payable and accrued liabilities

	September 30,	December 31,
	2019	2018
	$ ’000	$ ’000
Trade accounts payable and accrued liabilities	5,502	$4,695
Income tax	198	462
Other accruals	635	1,524
Accounts payable to related parties (note 21)	6,551	246
Total	$21,866	$6,927

17. Loan payable and current portion of long-term debt

	September 30,	December 31,
	2019	2018
	$ ’000	$ ’000
Current portion of long-term debt (note 18)	334	$37
Leases payable	147	393
Loans payable	-	9,672
Total	$481	$10,102

18. Long-term debt

	September 30,	December 31,
	2019	2018
	$ ’000	$ ’000
Loan to related party secured by a letter of guarantee from the Company, at 5% interest per annum, due 2021 (note 21)	$7,908	$-

Loan to related party secured by assets of the Company payable 5.75% interest per annum, due 2022	759	711

Acquired in reverse acquisition. Unsecured loan payable to related party at 8% interest per annum, due 2022 (note 21 and 26)	950	-

Acquired in reverse acquisition. Unsecured loan payable to related party at 8% interest per annum, due 2021 (note 21 and 26)	791	-

Acquired in reverse acquisition. Unsecured loan payable to related party at 7% interest per annum, due 2021 (note 21 and 26)	993	-

Accrued interest on debt	762	-
	$12,163	$711
Less current portion	(334)	(37)
	$11,829	$674

Principal payments on long-term debts are due as followed:

Year ending December 31,
2020	453
2021	9,376
2022	2,334

19.  Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the nine months ended September 30, 2019, there were 7,650,000 stock options that were not included in the diluted earnings per share calculation as the shares would be antidilutive.

	Three Months ended
	September 30,	September 30,
	2019	2018
Net income (loss) ($’000)	$(1,030)	$4,607
Weighted average number of common shares outstanding – basic and diluted	270,252,392	254,387,482
Net income (loss) per share	$(0.00)	$0.02

	Nine Months ended
	September 30,	September 30,
	2019	2018
Net income (loss) ($’000)	$(3,975)	$1,089
Weighted average number of common shares outstanding – basic and diluted	270,252,392	254,387,482
Net income (loss) per share	$(0.02)	$0.00

20.  Capital stock

Authorized:
Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued:

Common Shares	Period ended		Year ended
	September 30, 2019		December 31, 2018
	Number	Amount	Number*	Amount
		$’000		$’000
Balance, beginning of period	254,355,192	$301	25,436,715,471	$31,868
Share reorganization	-	-	(25,182,360,279)	(31,567)
Shares issued in reverse acquisition (note 26)	63,588,798	2,287	-	-
Balance, end of period	317,943,990	$2,588	254,355,192	$301

*The comparative share capital amounts for the year ended December 31, 2018 have been retroactively adjusted to reflect the legal capital of the Patagonia Gold Corp. (accounting acquiree). These amounts have been multiplied by 10.76 to reflect the shares issued to Patagonia Gold PLC in the reverse acquisition transaction.

Preferred shares are non-redeemable and non-transferrable with discretionary dividends and hence are classified as equity. Preferred shares shall be issued at a price of $0.30 per share and will not have voting rights. As of September 30, 2019, there were no preferred shares issued by the Company (2018 - nil).

Share reorganization

On 9 May 2018, Patagonia Gold PLC undertook a capital reorganisation of the Company's existing ordinary share capital, reducing the number of existing ordinary shares in issue (the “Existing Ordinary Shares”) by a factor of 100.

The capital reorganisation consisted of: the sub-division of each Existing Ordinary Share of £1 pence each into one Interim Ordinary Share of  £0.01 pence and one Deferred Share of  £0.99 pence; followed by the consolidation of every 100 Interim Ordinary Shares into one new ordinary share of £1 pence (the “New Ordinary Shares”); the sale of all fractional entitlements arising on consolidation; and the buy-back of all of the Company’s Deferred Shares of £0.99 pence each and subsequent cancellation of these shares. As result of the capital reorganisation Patagonia Gold has in issue £254,355,192* of New Ordinary Shares of £1 pence each in nominal value. The difference between the nominal value of the share capital prior to the capital reorganisation and the nominal value of share capital after it was recognised within a capital redemption reserve.

Shares issued in reverse acquisition

On July 24, 2019, Hunt concluded an agreement with PGP on the terms of a recommended share for share exchange offer to be made by Hunt for all the issued shares of common stock of PGP in exchange for the common shares of Hunt Mining on the basis of 10.76 Hunt Shares for each PGP Share. Hunt issued 254,355,192 common shares to the shareholders of PGP representing an ownership interest of approximately 80% in Hunt in exchange for all of the issued and outstanding shares of PGP (Note 26).

Stock options

Under the Company’s share option plan, and in accordance with TSX Venture Exchange requirements, the number of common shares reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding common shares of the Company, have a maximum term of 5 years and vest at the discretion of the Board of Directors. In connection with the foregoing, the number of common shares reserved for issuance to: (a) any individual director or officer will not exceed 5% of the issued and outstanding common shares; and (b) all consultants will not exceed 2% of the issued and outstanding common shares.

All equity-settled share-based payments are ultimately recognized as an expense in the statement of operations and comprehensive income/(loss) with a corresponding credit to “Additional Paid in Capital”. If vesting periods or other non-market vesting conditions apply, the expense is allocated over the vesting period, based on the best available estimate of the number of share options expected to vest. Estimates are subsequently revised if there is any indication that the number of share options expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior periods if share options ultimately exercised are different to that estimated on vesting.

	Nine months ended September 30, 2019		Year ended December 31, 2018
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of period	1,706,830	$13.896	171,808,000	$0.139
After Share reorganization	-	$-	1,718,080	$13.903
Granted	7,650,000	$0.065	-	$-
Expiration of stock options	(1,706,830)	$13.896	(11,250)	$13.886
Balance, end of period	7,650,000	$0.065	1,706,830	$13.896

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on December 31, 2018
Stock options	$0.065	7,650,000	4.99	$0.065	7,650,000

On May 29, 2019, all outstanding stock option holders consented to the cancellation of their outstanding stock options.

On September 25, 2019, the Company granted 7,650,000 options to directors, officers, and employees with an exercise price of CAD $0.065 and an expiry date of September 25, 2024. The stock options vest one year after the date of grant. The fair value of the options on grant date was estimated to be $456 and the Company recognized an expense of $46 during the period. The fair value of the options was calculated using the Black-Scholes option pricing model and using the following assumptions:

Discount rate	1.46%
Expected volatility	253.14%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD$ 0.06

Warrants

There are no warrants outstanding at September 30, 2019 as they expired without being exercised during the current period at the end of their four-year term.

21.  Related party transactions

Key management personnel include the members of the Board of Directors and executive officers of the Company. Related party transactions and balances not disclosed elsewhere in the Financial Statements are as follows:

Name and Principal Position		Remuneration, fees or interest expense	Loans or Advances	Remuneration, fees, or interest payments	Loan payments	Included in Accounts Payable	Included in Loan Payable and Long-term debt
		Nine months ended September 30,				As at September 30, 2019 and December 31, 2018
		$’000	$’000	$’000	$’000	$’000	$’000
A company controlled by a director[1]	2019	22	-	-	-	6,192	-
- admin, office, and interest expenses	2018	-	-	-	-	-	-
A company controlled by a director	2019	238	7,908	-	-	233	8,063
- admin, office, and interest expenses	2018	55	-	-	-	150	-
Directors	2019	244	-	234	-	106	-
- salaries and wages	2018	126	-	220	-	96	-
Director[1]	2019	58	-	-	-	-	3,341
-loans	2018	-	-	-	-	-	-

[1]	Balances owed to related parties were acquired as part of the reverse acquisition (Note 18 and 26).
As at September 30, 2019, the Company has $6,531 in accounts payable owing to related parties which relate primarily to funds advanced from companies controlled by directors in order to cover exploration costs.

22.  Administrative expenses

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
	$ ’000	$ ’000	$ ’000	$ ’000
General and administrative	$633	$702	$2,982	$2,739
Argentina statutory taxes	84	504	291	895
Professional fees	420	81	1,293	467
Operating leases	10	9	68	88
Directors’ remuneration	54	46	196	180
Gain on sale of property, plant and equipment	-	(4)	(33)	(4)
Depreciation of property, plant and equipment	533	572	1,549	1,720
Depreciation allocated to inventory	(467)	(491)	(1,441)	(1,597)
Amortization of mining rights	25	25	75	75
Consulting fees	-	-	15	25
Transaction taxes expenses (income)	3	(3)	10	(3)
Total	$1,295	$1,441	$5,005	$4,585

23. Financial Instruments

The Company’s financial instruments consist of cash, receivables, performance bond, accounts payable and accrued liabilities, loan payable, interest payable, and long-term debt.

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

•	Level 3: inputs are less observable, unavoidable or where the observable data does not support the majority of the instruments’ fair value.

Fair value

As at September 30, 2019, there were no changes in the levels in comparison to December 31, 2018. The fair values of financial instruments are summarized as follows:

	September 30, 2019		December 31, 2018
	Carrying amount	Fair value	Carrying amount	Fair value
	$ ‘000	$ ‘000	$ ‘000	$ ‘000
Financial Assets

Amortized cost
Cash	1,490	1,490	660	660

Available for sale
Other financial assets	255	255	11	11

Loans and receivables
Receivables and other receivables ¹	2,739	2,739	3,055	3,055

Financial Liabilities

Amortized cost
Bank indebtedness	14,887	14,887	12,381	12,381
Accounts payable and accrued liabilities	12,866	12,866	6,927	6,927
Loan payable and current portion of long-term debt	481	481	10,102	10,102
Long-term debt	13,016	11,829	674	674

¹ Amounts exclude value added tax (“VAT”) recoverable of $2,301 and $4,940 as at September 30, 2019 and December 31, 2018 respectively.

Cash and other financial assets are measured based on Level 1 inputs of the fair value hierarchy on a recurring basis.

The carrying value of receivables, other receivables, accounts payable and accrued liabilities, bank indebtedness, loan payable, interest payable, and long-term debt approximate their fair value because of the short-term nature of these instruments and because long-term debt approximates a market rate of interest. The Company assessed that there were no indicators of impairment for these financial instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions and limits the amount of credit exposure with any one institution. Receivables consist of trade receivables and VAT recoverable and are not considered subject to significant risk, because the amounts are due from a government and a customer who is considered credit worthy.

Concentration risk

The Company has concentrations of credit risk with respect to its trade receivables, the majority of which are concentrated internationally amongst a small number of customers. As at September 30, 2019, the Company had two customers whose trade receivables of $171 (December 31, 2018 – $Nil) accounted for greater than 10% of the total trade receivables. The Company controls credit risk through monitoring procedures, and by performing credit evaluations of its customers, but generally does not require collateral to secure accounts receivable.

The Company has concentrations in the volume of sales it made to customers. For the nine months ended September 30, 2019, the Company made sales of $16,922 (2018 - $37,790) to two customers which accounted for greater than 10% of total revenue.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At September 30, 2019, the Company had total cash balances of $1,490 (2018 - $660) at financial institutions.

24. Non-controlling interest

Amount
$ ’000
Balance at December 31, 2017	$407
Share of 2018 operating income/(loss)	(528)
Balance at December 31, 2018	(121)
Share of operating income/(loss)	(50)
Balance at September 30, 2019	$(171)

On October 14, 2011, Patagonia Gold PLC, PGSA and Fomicruz entered into the Fomicruz Agreement (Note 10). Pursuant to the Fomicruz Agreement, Fomicruz contributed to PGSA the rights to explore and mine on Fomicruz’s mining properties in Santa Cruz Province in exchange for a 10% equity interest in PGSA. This amount has been recorded as an increase in the equity of PGSA and as mining rights. In these consolidated financial statements, the increase in equity of PGSA has been recorded as non-controlling interest.

The share of operating losses relates to Lomada de Leiva which commenced production in 2013 and Cap-Oeste which commenced production in 2016.

25. Segment reporting

All of the Company’s operations are in the mineral properties exploration industry with its principal business activity in mineral exploration. The Company conducts its activities primarily in Argentina. All of the Company’s long-lived assets are located in Argentina.

For the nine months ended September 30, 2019
	Lomada Project	Cap- Oeste Project	Calcatreu Project	Martha and La Josefina Projects	Argentina Uruguay and Chile	UK	North America	Total
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000
Revenue	$3,589	$12,605	$-	$728	$-	$-	$-	$16,922
Cost of sales	(2,839)	(10,226)	-	(805)	-	-	-	(13,870)
Gross profit	750	2,379	-	(77)	-	-	-	3,052

Operating expense
Exploration expense	-	(156)	(1,051)	(372)	(515)	-	-	(2,094)
Administrative expense	-	-	(137)	(133)	(3,023)	(1,411)	(118)	(4,822)
Depreciation expense	-	-	(13)	(69)	(26)	(75)	-	(183)
Share-based payments	-	-	-	-	-	(40)	(6)	(46)
Interest expense	-	-	-	-	(682)	(569)	(219)	(1,470)
Total operating expense	-	(156)	(1,201)	(574)	(4,246)	(2,095)	(343)	(8,615)

Other income/(expense)
Interest income	-	-	34	14	83	-	-	131
Gain/(loss) on foreign exchange	-	-	(8)	(560)	(931)	447	2,604	1,552
Accretion expense	(35)	(30)	-	(50)	-	-	-	(115)
Total other income/(expense)	(35)	(30)	26	(596)	(848)	447	2,604	1,568

Income/(loss) – before income tax	715	2,193	(1,175)	(1,247)	(5,094)	(1,648)	2,261	(3,995)
Income tax/(benefit)	-	-	-	-	20	-	-	20
Net income/(loss)	$715	$2,193	$(1,175)	$(1,247)	$(5,074)	$(1,648)	$2,261	$(3,975)

For the nine months ended September 30, 2018
	Lomada Project	Cap- Oeste Project	Calcatreu Project	COSE Project	Argentina Uruguay and Chile	UK	North America	Total
	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000	$ ’000	$’000
Revenue	$-	$37,790	$-	$-	$-	$-	$-	$37,790
Cost of sales	-	(18,956)	-	-	-	-	-	(18,956)
Gross profit	-	18,834	-	-	-	-	-	18,834

Operating expense
Exploration expense	-	-	(383)	-	(380)	-	-	(763)
Administrative expense	-	-	(98)	-	(3,803)	(486)	-	(4,387)
Depreciation expense	-	(16)	(2)	-	(105)	(75)	-	(198)
Share-based payments	-	-	-	-	-	(103)	-	(103)
Interest expense	-	-	-	-	(1,000)	(262)	-	(1,262)
Total operating expense	-	(16)	(483)	-	(5,288)	(926)	-	(6,713)

Other income/(expense)
Interest income	-	-	-	-	106	-	-	106
Gain/(loss) on foreign exchange	-	-	-	-	(12,384)	-	-	(12,384)
Accretion expense	-	-	-	-	(434)	-	-	(434)
Total other income/(expense)	-	-	-	-	(12,712)	-	-	(12,712)

Income/(loss) – before income tax	-	18,818	(483)	-	(18,000)	(926)	-	(591)
Income tax/(benefit)	-	-	-	-	1,680	-	-	1,680
Net income/(loss)	$-	$18,818	$(483)	$-	$(16,320)	$(926)	$-	$1,089

	Total Assets		Total liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	$ ’000	$ ’000	$ ’000	$ ’000
Argentina – Cap-Oeste	$9,560	$19,005	$3,101	$4,374
Argentina – Lomada	3,000	1,231	393	1,220
Argentina – Calcatreu	14,470	13,751	1,402	256
Argentina – Martha & La Josefina	12,301	-	5,168	-
Argentina and Chile	11,979	11,270	3,831	13,532
United Kingdom	2,009	1,951	20,154	11,333
North America	4,441	-	10,085	-
Total	$57,760	$47,208	$44,134	$30,715

26.    Reverse Acquisition

On July 24, 2019, Hunt completed a reverse acquisition with PGP on the terms that Hunt would acquire all issued shares of common stock of PGP in exchange for common shares of Hunt on the basis of 10.76 Hunt shares for each PGP share. Hunt issued 254,355,192 common shares to the shareholders of PGP representing an ownership interest of approximately 80%.

The purpose of the reverse acquisition was to form an enlarged, junior precious metals explorer and producer focused on the Santa Cruz region of Argentina. In particular, Patagonia Gold’s Cap-Oeste underground resource will gain access to Hunt’s Mina Martha processing plant, which is able to treat such mineralization which is expected to lead to more stable cash flow generation from any planned future development of the Cap-Oeste underground mine, which could be utilized to reduce the combined group’s debt obligations and invest in its exploration and development stage projects, thereby ultimately lowering the risk profile of the combined group.

As a result of the reverse acquisition, former shareholders of PGP acquired control of Hunt, and the substance of the transaction was a reverse acquisition, where the transaction constitutes a business combination for accounting purposes and is accounted for using the acquisition method under ASC 805.  PGP is deemed to be the acquiring company and its assets and liabilities, equity and historical operating results are included at their historical carrying values, and the net assets of Hunt are recorded at the fair value as at the date of the transaction. Transaction costs in the amount of $1,511 were incurred in connection with the reverse acquisition and were expensed as incurred.

The fair value of the equity consideration paid as part of the transaction as well as the fair value of identifiable assets and liabilities acquired are presented below. Per ASC 805 because it may take time for the Company to obtain the necessary information to recognize and measure all the items exchanged in a business combination, the acquirer is allowed a measurement period of up to one year from the acquisition date to complete the purchase price allocation. At the time of the original filing of these financial statements (Note 2), the Company was in the process of gathering the facts and circumstances to complete the assessment of the fair value of Hunt’s property, plant and equipment and mineral properties. Prior to the issuance of the restated financial statements, the Company had completed the assessment of the fair value of these items and the restated financial statements have been updated with the final purchase price allocation.

The following table summarizes the final purchase price allocation.

Amount $’000
Fair value of the Company’s shares (1)	$2,287

Less net identifiable assets (liabilities) of the Company
Cash	60
Accounts receivable	1,183
Prepaid expenses	14
Inventory	913
Mineral properties	8,256
Property, plant and equipment	4,567
Goodwill	2,673
Performance bond	351
Accounts payable and accrued liabilities	(8,725)
Bank indebtedness	(400)
Loan payable and current portion of long-term debt	(581)
Long-term debt	(2,062)
Accrued interest on debt	(550)
Asset retirement obligation	(739)
Deferred tax liabilities	(2,673)
$2,287

(1)
The fair value of 5,908,687 common shares issued to pre-reverse acquisition Hunt shareholders is $2,287 based on the fair value of $0.387 per common share (converted from GBP 0.310 closing stock price of Patagonia Gold PLC prior to the transaction on July 24, 2019).

27. Commitments and Contingencies

On October 31, 2011, the Company signed an agreement with the owners of the Piedra Labrada Ranch for the use and lease of facilities on the same premises as the Company’s La Josefina facilities. The initial term was for three years beginning November 1, 2011 and ended on October 31, 2014, including annual commitments of $60. The Company extended this agreement on April 30, 2015 for three years with an option to renew for a second three-year term. On October 22, 2019, an agreement was executed for the renewal of this lease from November 1, 2019 to December 31, 2020.

Republic Metals Corporation (“Republic”) filed for protection under Chapter 11 of the United States Bankruptcy Code on November 2, 2018 (the “Petition Date”) in the United States Bankruptcy Court for the Southern District of New York. Republic processed material from the Company’s Lomada and Cap-Oeste projects in the Santa Cruz province of Argentina prior to the Petition Date. The Chapter 11 plan of liquidation in the bankruptcy proceedings appointed a Litigation Trustee (the “Trustee”) to handle the Bankruptcy Estate of Republic. The Company received a demand letter (the “Demand Letter”) from the Trustee dated March 17, 2020, demanding repayment of amounts previously paid by Republic to the Company within 90 days before the Petition Date. The Company reviewed the Demand Letter with its independent US counsel and counsel has responded to the Demand Letter. As of the date hereof, no litigation has been brought by Republic against the Company. The Company believes the claims in the Demand Letter are without merit and intends to vigorously defend against any action by Republic, if and when commenced. However, any adverse decision in resolving this matter could have an adverse effect on the Company. The amount of any loss cannot be reasonably estimated.

28.  Subsequent Events

Formicruz ES.E Agreement

On October 31, 2019, an agreement was executed for the extension of the supplementary agreement with Formicruz S.E. whereby the exploration period of the La Valenciana and La Josefina projects was extended from November 1 2019 until April 30 2021, which may be extended for an additional one-year term.

Value Added Tax Recovery

Subsequent to September 30, 2019, the Company received payment of approximately $179,000 for the recovery value added tax.

COVID‑19

Subsequent to September 30, 2019, the outbreak of the novel coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

The Company has determined that these events are non‑adjusting subsequent events. Accordingly, the financial position and results of operations as of and for the nine months ended September 30, 2019 have not been adjusted to reflect their impact.  The duration and impact of COVID‑19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time but it could have a material impact on the Company’s future operations and performance. It is not possible to reliably estimate the duration and severity of these consequences, as well as their impact on the financial position and results of the Company for future periods.

With the lockdown measures implemented by the government of Argentina, the Company was forced to pause its activities for approximately 30 days.  On April 2, 2020, the government declared mining as an essential service and the Company was able to resume operations at most of the sites.

Subsidiaries Reorganization

Subsequent to September 30, 2019, the Company initiated a corporate reorganization (the “Reorganization”), which will result in Patagonia Gold SA (“PGSA”) and Cerro Cazador SA (“CCSA”) merging and continuing as one legal entity. The Reorganization will facilitate the development of the Cap-Oeste gold / silver underground project (“Cap-Oeste”), with Cap-Oeste and the Martha processing plant being held by the same legal entity, PGSA. It is also expected to facilitate the development of an exploration program for the La Josefina and La Valenciana gold / silver projects. The Reorganization is expected to be completed by the end of the second quarter 2020 and be effective as of January 1, 2020.

In connection with this Reorganization, the Company also renegotiated the agreement between PGSA and the Provincial State owned Mining Company, Fomento Minero de Santa Cruz Sociedad del Estado (“Fomicruz”), pursuant to which Fomicruz held a 10% interest in PGSA, and the farm-in agreement between CCSA and Fomicruz regarding the La Josefina and the La Valenciana properties. Accordingly, Fomicruz agreed to reduce its interest in PGSA to 5% and to hold a 2% royalty on the properties it contributed to PGSA, with the exception of the La Josefina and La Valenciana properties, where Fomicruz will retain a 5% royalty.

Normal Course Issuer Bid

On February 19, 2020, the Company announced that it has received approval from the TSX Venture Exchange (“TSXV”) of its Notice of Intention to Make a Normal Course Issuer Bid (the “NCIB”). Under the NCIB, the Company may purchase for cancellation up to 15,897,199 common shares (the “Shares”) (representing approximately 5% of its 317,943,990 issued and outstanding common shares as of February 17, 2020) over a twelve month period commencing on February 21, 2020. The NCIB will expire no later than February 20, 2021.

The Company has acquired 155,000 common shares under the NCIB.

Stock Options

On August 14, 2020, the Company issued an aggregate of 9,600,000 stock options to the Company’s directors, officers and certain members of senior management under the Company’s stock option plan. All of the options are exercisable for a period of five years at a price of CAD $0.16. The options vest in three (3) separate tranches on the first, second and third anniversary on the option grant date.

Mina Angela

On September 15, 2020, the Company entered into a definitive option agreement with Latin Metals Inc., which granted the Company an irrevocable option to acquire a 100% interest in the Mina Angela property. Upon signing of the definitive agreement, the Company paid $200 representing the balance of the first earn-in payment. It is expected that the Company will pay the second earn-in payment of $250 within the next six months if it exercises the option to acquire the Mina Angela property. A further and final payment of $500 is expected to be paid within 30 days of verification that the legal restrictions preventing development of mining activity in the Chubut Province and at the Mina Angela property have been lifted in such a manner that the Company thereafter has the ability to perform exploration and exploitation mining activities on the Mina Angela property. In addition, Latin Metals will be entitled to receive a 1.25% Net Smelter Royalty from future productions, half of which can be repurchased by the Company for $1,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) of the operating results, corporate activities and financial condition of Patagonia Gold Corp. (hereinafter referred to as “we”, “us”, “Patagonia Gold”, “PGDC”, or the “Company”) and its subsidiaries provides an analysis of the operating and financial results between December 31, 2018 and September 30, 2019 and a comparison of the material changes in our results of operations and financial condition between the year ended December 31, 2018 and the nine months ended September 30, 2019. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Subsequent to the issuance of the condensed interim consolidated financial statements for the three and nine months ended September 30, 2019 on November 28, 2019 on SEDAR (www.sedar.com), the Company determined that there were errors related to the accounting for the reverse acquisition of Hunt completed on July 24, 2019, as well as the conversion of several balances denominated in foreign currencies. The Company also made additional presentation changes and note disclosure improvements in these restated condensed interim consolidated financial statements. For more information, see note 2 of the accompanying condensed interim consolidated financial statements.

As a result, this MD&A has been revised to give effect to the restatement of the condensed interim consolidated financial statements for the period ended September 30, 2019.

This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K for the period ended December 31, 2018, and elsewhere in this Quarterly Report on Form 10-Q.

The interim statements have been prepared in accordance with US Generally Accepted Accounting Principles (“US GAAP”) as required under U.S. federal securities laws applicable to the Company, and as permitted under applicable Canadian securities laws. The Company is a reporting company under applicable securities laws in Canada and the United States. The reporting currency used in our financial statements is the United States Dollar.

This MD&A includes certain non-GAAP financial performance measures. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this item. The amounts presented in this MD&A are in thousands ($’000) of U.S. dollars unless otherwise noted.

Additional information relevant to the Company’s activities can be found on their website at http://patagoniagold.com, on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements about the Company and its business. Forward looking statements are statements that are not historical facts and include, but are not limited to, reserve and resource estimates, estimated value of the project, projected investment returns, anticipated mining and processing methods for the project, the estimated economics of the project, anticipated Patagonia Gold recoveries, production rates, grades, estimated capital costs, operating cash costs and total production costs, planned additional processing work and environmental permitting. The forward-looking statements in this report are subject to various risks, uncertainties and other factors that could cause the Company’s actual results or achievements to differ materially from those expressed in or implied by forward looking statements.

These risks, uncertainties and other factors include, without limitation:
•	risks related to uncertainty of Patagonia Gold property valuation assumptions;
•	uncertainties related to raising sufficient financing to fund the project in a timely manner and on acceptable terms;
•
changes in planned work resulting from logistical, technical or other factors; the possibility that results of work will not fulfill expectations and realize the perceived potential of the Company’s properties;

•	uncertainties involved in the estimation of Patagonia Gold reserves;
•	the possibility that required permits may not be obtained on a timely manner or at all;
•	the possibility that capital and operating costs may be higher than currently estimated and may preclude commercial development or render operations uneconomic;
•	the possibility that the estimated recovery rates may not be achieved;
•	risk of accidents, equipment breakdowns and labor disputes or other unanticipated difficulties or interruptions;
•	the possibility of cost overruns or unanticipated expenses in the work program;
•	risks related to projected project economics, recovery rates, estimated NPV and anticipated IRR; and
•	other factors identified in the Company’s SEC filings and its filings with Canadian securities regulatory authorities.

Forward-looking statements are based on the beliefs, opinions and expectations of the Company’s management at the time they are made, and other than as required by applicable securities laws, the Company does not assume any obligation to update its forward-looking statements if those beliefs, opinions or expectations, or other circumstances, should change.

Patagonia Gold Corp – Corporate Overview

On July 24, 2019, Hunt Mining Corp. (“Hunt”, or “Hunt Mining”), completed a reverse acquisition with Patagonia Gold PLC “(Patagonia)” on the terms that Hunt would acquire all issued shares of common stock of Patagonia in exchange for common shares of Hunt Mining on the basis of 10.76 Hunt shares for each Patagonia share. Hunt issued 254,355,192 common shares to the shareholders of Patagonia representing an ownership interest of approximately 80%. The operating name of Hunt Mining Corp. has been changed to Patagonia Gold Corp.

Patagonia Gold Corp. is a mineral exploration and production company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties and exploitation of reserves in Santa Cruz, Rio Negro and Chubut Provinces of Argentina.

Effective November 6, 2013, the Company relocated from the Province of Alberta to the Province of British Columbia. The Company’s registered office is located at Suite 2200, 885 West Georgia Street, Street, Vancouver, B.C. V6C 3E8. The Company’s head office is located at Av. Del Libertador 498 Piso 26, C1001ABR, Buenos Aires, Argentina.

The condensed interim consolidated financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:

Corporation	Incorporation	Percentage ownership	Functional currency	Business purpose
Patagonia Gold S.A. (PGSA)	Argentina	90	US$	Production and Exploration Stage
Minera Minamalu S.A.	Argentina	100	US$	Exploration Stage
Huemules S.A.	Argentina	100	US$	Exploration Stage
Leleque Exploración S.A.	Argentina	100	US$	Exploration Stage
Patagonia Gold Limited (formerly Patagonia Gold PLC)	UK	100	GBP$	Holding
Minera Aquiline S.A.U.	Argentina	100	US$	Exploration Stage
Patagonia Gold Canada Inc.	Canada	100	CAD$	Holding
Patagonia Gold Chile S.C.M.	Chile	100	CH$	Exploration Stage
Cerro Cazador S.A.	Argentina	100	US$	Exploration Stage
Ganadera Patagonia S.R.L.	Argentina	100	US$	Land Holding
1494716 Alberta Ltd.	Canada	100	CAD$	Nominee Shareholder
Hunt Gold USA LLC	USA	100	US$	Management Company

The Company’s activities include the exploration and production of minerals from properties in Argentina. On the basis of information to date, properties where it has not yet been determined if economically recoverable ore reserves exist are classified as exploration-stage. Properties where economically recoverable ore reserves exist and are being exploited are classified as production-stage. The underlying value of the mineral properties is entirely dependent upon the existence of reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.

On some properties, ongoing production and sales of gold and silver concentrate are being undertaken without established mineral reserves and the Company has not established the economic viability of the operations. As a result, there is increased uncertainty and economic risks of failure associated with these production activities. Despite the sale of gold and silver, these projects remain in the exploration stage because management has not established proven or probable ore reserves required to be classified in either the development or production stage. As such, sales are classified as silver and gold recovery, net of expenses in profit and loss.

Principal Properties Review

The following is a summary of the Company’s operations, together with an update on exploration activities for the year to date. Except as otherwise noted, Donald J. Birak, independent geologist and registered member of the Society for Mining, Metallurgy and Exploration (“SME”) and fellow of the Australasian Institute for Mining and Metallurgy (“AusIMM”), is the Qualified Person whom has reviewed and approved the scientific and technical information contained herein.

Calcatreu Project

The Company acquired the Calcatreu project from Pan American Silver in January 2018 and is now the Company’s flagship project.

The Company is working on obtaining the necessary permits from the Provincial authorities to start a drilling campaign. The metallurgical drill plan consists of 11 diamond holes and approximately 1,000 meters.

The Company has continued worked on a community relations program, to introduce Patagonia Gold to the local community and surrounding areas, in order to establish a relationship with the various institutions and stakeholders of Ingeniero Jacobacci (the town closest to the project and where the Company’s local office is located) (“Jacobacci”). The Company presented its plans for the Calcatreu project, detailing each step that will take place in the development of the project.

The Company holds periodic meetings with all stakeholders where the main objective is to keep them informed of the progress at Calcatreu. It is hoped this will establish a relationship that is based on trust and confidence and will lead to the sustainable and safe development of the project with respect to the environment and in faithful compliance with applicable regulations. In addition, one of the main initiatives is to work with the local stakeholders in promoting the socio-economic development of Jacobacci, for the benefit of all of its inhabitants.

The Company’s relationship with the community is progressing positively and includes various stakeholders, such as the local and provincial authorities and the nearby indigenous communities that surround the Calcatreu Project.

Cap-Oeste Project

As a result of the lower than anticipated production levels in December 2018 and January 2019, a review was undertaken of the production forecast for the following months and given that the expected revenue would not cover costs the Company took the decision in February 2019 to put Cap-Oeste on care and maintenance.

Production from the existing heap leach pad continued and during the first nine months of the 2019, Cap Oeste produced a total of 8,638 oz AuEq (6,373 oz Au and 193,315 oz Ag). The cash costs for the nine months were US$605/oz1 and US$690/oz1 including depreciation and amortization. A total of 9,435 oz AuEq (7,150 oz Au and 194,343 oz Ag) were sold at an average gross price2 of $1,336 per ounce AuEq during the nine months ended September 30, 2019.

The Company has initiated a pre-feasibility study to assess the potential technical and economic aspects of the project.

Currently the Company is working on final design on the Cap Oeste underground mine.

The ore will be treated nearby in the process plant Located at Mina Martha. The Company has successfully carried out bulk metallurgical tests in the Martha process plant obtaining good recovery results (Gold and Silver over 80%). Options to improve the recovery further with gravity separation prior to flotation are currently under review.

Lomada de Leiva Project

The Lomada mine was closed in May 2016 while production from the ongoing leaching continued until November 2017. Given that the ore from the Lomada mine was originally placed on the heap leach pad without crushing, the Company decided to return to Lomada to reprocess this ore. For this purpose, the Kleeman impact crusher that was originally acquired for Cap- Oeste was mobilized to Lomada, with the intention of crushing the ore and placing it on an extension of the leach pad. The Company expected to recover approximately 10,000 to 12,000 oz Au over a 15-month period. However, following just over two months of operation, the expected levels of production ounces were not achieved and in mid-February 2019 the Company took the decision to cease operations and proceed with the closure of Lomada.
___________________________________
1 See Non-GAAP Financial Performance Measures
2 See Non-GAAP Financial Performance Measures

Currently the Company is working on re handling material of leach pad to regenerate the solution percolation and generate new channels of circulation of solution.

During the first nine months of the 2019, Lomada produced a total of approximately 3,060 oz Au. Cash costs for the nine months were US$462/oz1 and US$621/oz1 including depreciation and amortization. A total of 2,682 ounces of Au were sold at an average gross price2 of $1,338 per ounce Au during the nine months ended September 30, 2019.

The Company has prepared an update to the closure plan presented and approved by the provincial authorities in 2017. The Company received the final approval in November 2019 and started with the works of remediation at the end of 2019. Currently, the work on the remediation has been halted due to the COVID-19 pandemic.

Exploration Update

Exploration during 2019 consisted mainly of regional reconnaissance, geological mapping, sampling, geophysics and drilling carried out at Rio Negro, Santa Cruz. The geophysical surveys were Ground Magnetics and Pole-Dipole Induced Polarization and Resistivity. During 2019, exploration drilling in Argentina has been concentrated at Calcatreu, and the properties in Santa Cruz province.

Calcatreu Project

The Calcatreu project is located in south central Rio Negro province approximately 80km south west of the town of Jacobacci. It lies on the NW - SE-oriented, regional-scale Gastre Fault System, a highly prospective belt, known to host several epithermal Au-Ag deposits. Patagonia Gold has also recently acquired new concessions, totaling more than 100,000 hectares (ha) along this belt in Rio Negro. The 2018 exploration work at Calcatreu mainly consisted of project-scale geological mapping along with detailed pole-dipole, Induced Polarization and Resistivity (IP/RES) geophysical survey, followed by a diamond drill program. The geophysical survey, consisting of 20 lines totaling 46.5km, covered the area between Castro Sur (to the north) and Veta 49 (to the south). Its objective was to detect the presence of hidden NNE trending, dilational gashes, similar to that of V49, or any other structure with exploration potential for the development of additional mineral resources in the immediate vicinity of the Vein 49 / Nelson deposits, hosting the current mineral resource at Calcatreu. The survey allowed a subsequent target definition and ranking.

Accordingly, a drill program comprising several geophysical-based drill targets has been designed. The first and main part of the program consisted of drilling for ‘blind’ conceptual geophysical targets, whereas the last few drill holes were focused on expanding the known resource from Vein 49, Belen and Castro Sur, following ore shoots that remain open in down plunge directions.

Mina Angela

On August 13, 2019, the Company announced an offer letter agreement with Latin Metals Inc. to acquire the Mina Angela project. The Mina Angela property is situated in the Somuncura Massif of southern Argentina and is comprised of 44 individual claims located approximately 50 km east-southeast of Patagonia’s 100% owned Calcatreu gold project. The Navidad silver and base metal deposit is located 45 km further to the south-southeast of Mina Angela. On September 15, 2020, the Company entered into a definitive option agreement with Latin Metals Inc., which granted the Company an irrevocable option to acquire a 100% interest in the Mina Angela property. Upon signing of the definitive agreement, the Company paid $200 representing the balance of the first earn-in payment. It is expected that the Company will pay the second earn-in payment of $250 within the next six months if it exercises the option to acquire the Mina Angela property. A further and final payment of $500 is expected to be paid within 30 days of verification that the legal restrictions preventing development of mining activity in the Chubut Province and at the Mina Angela property have been lifted in such a manner that the Company thereafter has the ability to perform exploration and exploitation mining activities on the Mina Angela property. In addition, Latin Metals will be entitled to receive a 1.25% Net Smelter Royalty from future productions, half of which can be repurchased by the Company for $1,000.

La Manchuria Project

In addition to its known mineralization, the La Manchuria Project is believed to be prospective for the discovery of new gold and silver mineralization. Brownfield exploration continued through mapping and rock chip sampling of a surface of ca. 2,000ha. Veinlets and narrow breccia zones indicative of hydrothermal activity were found at the Magali zone. Anomalous gold values were reported from Cecilia zone. A new drill program for La Manchuria contemplates 2,000m in 14 holes. They are designed to test geophysical anomalies (induced polarization/resistivity/ and magnetic low anomalies), as well as to test underneath gold anomalies defined from rock chip sampling at surface.

Sarita Project

The Sarita Project, located in the SW of the Deseado Massif approximately 10km NW of Patagonia Gold’s Mina Martha Ag- Au mine, hosts a widespread system of banded low sulfidation Au-Ag veins, encompassing a small rhyolitic dome complex. Geologically, the area displays very similar structural and stratigraphic characteristics to Mina Martha with Ag-rich, polymetallic vein-hosted intermediate sulfidation mineralization.

The banded Ag-Au bearing quartz veins have developed within a set of NNW-SSE striking normal faults and constitute an extensive mineralized vein system, with more than 12km in total outcropping length.

Precious and base metal mineralization has been recognized in quartz vein-breccias up to 3m wide at surface, composed of quartz and sulphides. Rock chips from discrete vein structures or aligned float have returned anomalous gold samples, in separate samples. To date 16 diamond drill holes have been drilled for 1,754 m targeting the vein mineralization. Geochemical results from drilling show gold and silver anomalies. Due to poor ground conditions encountered during drilling, core recovery in some of the veins was poor and Au and Ag mineralization may have not been recovered.

Mina Martha Project

Ongoing production at the Martha Project is being undertaken without established mineral resources or reserves and the Company has not established the economic viability of the operations on the Martha Project. As a result, there is increased uncertainty and economic risk of failure associated with these production activities.

Martha is located in the province of Santa Cruz, Argentina, at 48o , 41’, 33.94” south latitude and 69o , 42’, 00.79” west longitude (degrees, minutes, seconds) at approximately 350 meters elevation. The closest community is the town of Gobernador Gregores, situated approximately 50 road kilometers (km) to the west-southwest of Martha.

The property was purchased in 2016 by Cerro Cazador SA (CCSA), an Argentine subsidiary of the Company, from an Argentine subsidiary of Coeur Mining Inc. (Coeur). The intent to purchase was announced February 10, 2016 and closed May 11, 2016 as disclosed by the Company on its website (www.patagoniagold.com). See note 8 of the 2017 financial statements for details on the purchase of the Mina Martha property. The processing plant at the Martha Project has an estimated useful life of 8 years as it is anticipated that this plant will be used to process mineral from the Martha and the La Josefina projects.

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

Royal Gold Inc. holds a 2% Net Smelter Return (NSR) royalty on all production from the Martha property; the obligation for which transferred from Coeur to the Company (www.royalgold.com). In addition, the provincial government holds a 3% pit- head royalty from future production.

La Josefina Project

In March 2007, the Company acquired the exploration and development rights to the La Josefina project from Fomento Minero de Santa Cruz Sociedad del Estado (“Fomicruz”).

In July 2007, the Company entered into an agreement (subsequently amended) with Fomicruz which provides that, in the event that a positive feasibility study is completed on the La Josefina property, a Joint Venture Corporation (“JV Corporation”) would be formed by the Company and Fomicruz. The Company would own 81% of the joint venture company and Fomicruz would own the remaining 19%. Fomicruz has the option to earn up to a 49% participating interest in the JV Corporation by reimbursing the Company an equivalent amount, up to 49%, of the exploration investment made by the Company. The Company has the right to buy back any increase in Fomicruz’s ownership interest in the JV Corporation at a purchase price of USD$200,000 per each percentage interest owned by Fomicruz down to its initial ownership interest of 19%; the Company can also purchase 10% of the Fomicruz’s initial 19% JV Corporation ownership interest by negotiating a purchase price with Fomicruz. Under the agreement, the Company has until the end of 2019 to complete cumulative exploration expenditures of $18 million and determine if it will enter into production on the property. At December 31, 2018, the Company had incurred approximately $20 million and is in current discussions with Fomicruz to develop a plan for production.

The La Josefina Project is situated about 450 km northwest of the city of Rio Gallegos, in the Santa Cruz province of Argentina within a scarcely populated steppe-like region known as Patagonia. The La Josefina property occupies 52,800 hectares and makes up approximately 90% of all meters drilled by the Company.

The La Josefina Project consists of mineral rights composed by an area of 528 square kilometers established in 1994 as a Mineral Reserve, as defined under Argentina regulations, held by Fomicruz. The La Josefina Project comprises 16 Manifestations of Discovery (MDs) totaling 52,767 hectares which are partially covered by 399 pertenencias.

La Valenciana Project

La Valenciana is located on the central-north area of the Santa Cruz Province, Argentina. The project encompasses an area of approximately 29,600 hectares and is contiguous to the Company’s La Josefina property to the east. The La Valenciana project is comprised of 11 Manifestations of Discovery (MDs) covering segments of Estancia Cañadón Grande, Estancia Flecha Negra, Estancia Las Vallas, Estancia La Florentina, Estancia La Valenciana and Estancia La Modesta (inactive ranches). In La Valenciana, exploration has been limited, with more than half of the surface without systematic exploration. Fomicruz carried out preliminary works defining a main vein system of low sulfidation epithermal style; with gold and silver values with base metals. Exploration and subsequent reconnaissance sampling by CCSA added other secondary targets and structures combining a total of 5.70 km mapped veins and stockworks. The limited exploration to date, alteration features and associated structures, and partial coverage by probable post-mineral units; suggest that there is still a high degree of discovery potential in the mining block. A new exploration program to define mineralization includes geophysical surveys and shallow drilling in new and known target areas and an intensive prospecting and reconnaissance sampling in the whole block of mining properties is being considered.

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

Results of Operations For the nine months ended September 30, 2019

	For the nine months ended		Change
	September 30, 2019	September 30, 2018	Favourable (Unfavourable)
	$ ’000	$ ’000	$ ’000
Revenue	16,922	37,790	(20,868)
Net income (loss) for the period	(3,975)	1,089	(5,064)
Net income (loss) per share – basic and diluted	(0.02)	0.00	(0.02)

	For the period ended		Change
	September 30, 2019	December 31, 2018	Favourable (Unfavourable)
	$ ’000	$ ’000	$ ’000
Working Capital	(22,204)	(17,541)	(4,663)
Total Assets	57,760	47,208	10,552
Total non-current liabilities	15,900	1,305	(14,595)
Total shareholders’ equity	13,626	16,493	(2,867)

The working capital change is owing to the net realizable value of the inventory is less than the costs incurred in establishing the ore stockpile and therefore a write down was required. The $2.37 million write down for Cap-Oeste has been recognized within cost of sales.

The net loss for Q3 2019 was $3.975 million compared with a net income of $1.1 million in Q3 2018. Unfavorable changes were due to decrease of revenue and the write down of inventories recognized owing to the close of Lomada and putting Cap- Oeste on care and maintenance.

The change in equity was related to the reverse acquisition between Hunt Mining Corp. and Patagonia Gold PLC.

The increase in total assets was primarily due to the reverse acquisition and the normal fluctuations in operations, reduction in inventory levels and depreciation of property, plant and equipment.

Non-current liabilities increased as a result of reclassification of current debt to long-term.

Presented below is an excerpt from the Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the period:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2019	2018	2019	2018
		$ ’000	$ ’000	$ ’000	$ ’000

Revenue		$6,273	$9,479	$16,922	$37,790
Cost of Sales	7	(3,521)	(3,011)	(13,870)	(18,956)
Gross Profit		$2,752	$6,468	$3,052	$18,834

Operating Income (Expenses):
Exploration expenses		(1,283)	323	(2,094)	(763)
Administrative expense	22	(1,295)	(1,441)	(5,005)	(4,585)
Share-based payments expense	20	(5)	(3)	(46)	(103)
Interest expense		(652)	(183)	(1,470)	(1,262)
Total operating expense:		$(3,235)	$(1,304)	$(8,615)	$(6,713)

Other Income/(Expenses)
Interest income	11	105	15	131	106
Gain/(Loss) on foreign exchange		634	(397)	1,552	(12,384)
Accretion expense	9	(72)	(145)	(115)	(434)
Total other income/(expenses)		667	(527)	1,568	(12,712)
Income (Loss) – before income taxes		$184	$4,637	$(3,995)	$(591)

Income tax benefit (expense)	28	(1,214)	(30)	20	1,680
Net Income (Loss)		$(1,030)	$4,607	$(3,975)	$1,089

Variance Analysis for Net Income (Loss)

The net loss for the nine months ended September 30, 2019 was $3.975 million compared with a net income of $1.1 million during the same period in 2018. Unfavorable changes were due to decrease of revenue and the write down of inventories recognized owing to the close of Lomada and putting Cap- Oeste on care and maintenance.

Cash flow discussion for the nine-month period ended September 30, 2019 compared to September 30, 2018

The cash inflows from operating activities were $4,639 compared with inflows of $6,947 for the same period in 2018. Decrease in cashflow from operations was mostly due to lower net income offset by non-cash charges such as depreciation and inventory write-down, increase in accounts receivable and decrease in accounts payable and accrued liabilities.

The cash outflows from investing activities were $599 compared to cash outflows of $10,574 for the same period in 2018. The decrease in cash outflows from investing activities was primarily due to purchase of mining rights in 2018 for the Calcatreu gold asset in Rio Negro, Argentina, by way of acquiring 100% of the shares of Minera Aquiline Argentina S.A. (“MASA”), the difference between the fair value of the net asset and the price paid for the 100% of the shares of MASA, $14.6 million, is related to the rights to explore and mine the Calcatreu Deposit.

The cash inflows from financing activities were $187 compared to cash outflows of $1,712 for the same period in 2018.

Financial Position

Cash

As at September 30, 2019, the Company has $1,490 in cash compared to $660 as at December 31, 2018.

Accounts receivables

As at September 30, 2019, the Company had accounts receivable of $1,280 compared to $4,923 as at December 31, 2018. The decrease in accounts receivable is due to $2.9 million of value added taxes received during the year.

Inventory

As at September 30, 2019, the Company had inventory of $3,260 compared to $6,286 as at December 31, 2018. The decrease in inventory is due to the normal sale of gold and silver inventory of $2,199 and a write down of $ 2,367 recognized due to the close of Lomada and putting Cap-Oeste on care and maintenance.

Property, Plant and equipment

As at September 30, 2019, the Company had property, plant and equipment of $12,901 compared to $9,478 as at December 31, 2018. The increase in property, plant and equipment is due to the reverse acquisition and offset by depreciation expense.

Goodwill

As part of the reverse acquisition, the Company issued 254,355,192 Common Shares in exchange for all of the issued and outstanding shares of Patagonia Gold PLC and recognized goodwill of $2,673.

Mineral Properties

As at September 30, 2019, the Company had mineral properties of $10,975 compared to $2,525 as at December 31, 2018. The increase in mineral properties was due to those acquired as part of the reverse acquisition.

Accounts payable and accrued liabilities, bank indebtedness and taxes payable

As at September 30, 2019, the Company had bank indebtedness of $14,887 compared to $12,381 as at December 31, 2018.

In February 2019, the Company announced that its largest shareholder, Cantomi, a company owned and controlled by the Company’s Non-Executive Chairman, Carlos Miguens, had provided a two year US$15 million loan facility that will be utilized to fund the Company’s activities going forward, while the review of the Cap-Oeste underground option is ongoing together with the Feasibility Study of its flagship Calcatreu project. As at September 30, 2019, the balance of the loan was $7,908.

Accounts payable and accrued liabilities and taxes payable increased due to normal fluctuations in operations and due to the liabilities acquired as part of the reverse acquisition. Details of the reverse acquisition are disclosed in note 26 of the financial statements.

Capital Stock

Capital stock changed as a result of the reverse acquisition. Details of these changes are reflected in the condensed interim consolidated statement of changes in stockholders’ equity and notes 20 and 26 of these condensed interim consolidated financial statements.

Liquidity and Capital Resources

At September 30, 2019, the Company had a negative working capital of $22,204 as compared to a negative working capital of $17,541 at December 31, 2018. The decrease in working capital is due to cash used in normal operations and inventory write down as the net realizable value of the inventory is less than the costs incurred in establishing the ore stockpile and therefore. The $2.37 million write down for Cap-Oeste has been recognized within cost of sales.

Off-balance sheet arrangements

At September 30, 2019, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to the Company.

COVID‑19

Subsequent to September 30, 2019, the outbreak of the novel coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

The Company has determined that these events are non‑adjusting subsequent events. Accordingly, the financial position and results of operations as of and for the nine months ended September 30, 2019 have not been adjusted to reflect their impact.  The duration and impact of COVID‑19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time but it could have a material impact on the Company’s future operations and performance. It is not possible to reliably estimate the duration and severity of these consequences, as well as their impact on the financial position and results of the Company for future periods.

With the lockdown measures implemented by the government of Argentina, the Company was forced to pause its activities for approximately 30 days.  On April 2, 2020, the government declared mining as an essential service and the Company was able to resume operations at most of the sites.

Disclosure of Outstanding Share Data

As of the date of the MD&A, the Company had 317,788,990 common shares outstanding.

On September 25, 2019, the Company granted 7,650,000 options to directors, officers, and employees with an exercise price of CAD $0.065 and an expiry date of September 25, 2024. The stock options vest one year after the date of grant.

On August 14, 2020, the Company issued an aggregate of 9,600,000 stock options to the Company’s directors, officers and certain members of senior management under the Company’s stock option plan. All of the options are exercisable for a period of five years at a price of CAD $0.16. The options vest in three (3) separate tranches on the first, second and third anniversary on the option grant date

Transactions with related parties

Details of transactions with related parties are disclosed in Note 21 of the condensed interim consolidated financial statements.

Recently issued Accounting Pronouncements

Details of recently issued accounting pronouncements are disclosed in Note 5 of the condensed interim consolidated financial statements.

Critical Accounting Estimates

Details of critical accounting estimates are disclosed in Note 6 of the condensed interim consolidated financial statements.

Non-GAAP Financial Performance Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles. Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below.

Cash Costs

The Company uses cash costs to evaluate the Company’s current operating performance. We believe these measures assist in understanding the costs associated with producing gold and silver, assessing our operating performance and ability to generate free cash flow from operations and sustaining production. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. The Company believes that allocating cash costs to gold and silver lead based on gold and silver metal sales relative to total metal sales best allows the Company and other stakeholders to evaluate the operating performance of the Company.

Nine months ended September 30, 2019 (in 000’s, except per unit amounts)
	Cap-Oeste	Lomada de Leiva
Cost of sales	$10,226	$2,839
Less: Inventory Impairment	(2,368)	-
Less: Depreciation	(838)	(922)
Add/(Less): Other charges and timing differences (1)	(1,794)	(503)
Cash costs	$5,226	$1,414
Add: Depreciation (2)	734	486
Cash costs and depreciation	$5,960	$1,900

Ounces produced	8,638	3,060

Cash costs per ounce	$605	$462
Cash costs and depreciation per ounce	$690	$621

(1) These costs include expenses such as royalties, export and refinery costs, and other charges that the company does not include in cash costs. In addition, these amounts include timing differences related to accrual basis of accounting that the company excludes from the non-GAAP measure in order to measure the cash costs.
(2) Depreciation is related to the plant, machinery, equipment and vehicles.

Average gross price per ounce sold

Average gross price per ounce sold is calculated by dividing the revenue for the relevant period by the ounces sold.

Nine months ended September 30, 2019 (in 000’s, except per unit amounts)
	Cap-Oeste	Lomada de Leiva
Revenue (per Note 25 of the financial statements)	$12,605	$3,589

Ounces sold	9,435	2,682

Average gross price per ounce sold	$1,336	$1,338

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information in this Item.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Patagonia Gold Corp. has evaluated, with the participation of the Principal Executive Officer and Principal Financial Officer, the effectiveness of disclosure controls and as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In additions, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are ineffective in that we could not assure that that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms resulting in unmade or late filings. Our controls and procedures were primarily adversely affected by the lack of experience within the Company in complying with the requirements of a SEC domestic publicly reporting entity.

Changes in Internal Control over Financial Reporting

 On July 24, 2019, the Company and Patagonia Gold PLC (“PGP”) completed a reverse acquisition (or reverse takeover, the “RTO”).  As a result of the RTO our finance and accounting staff do not have adequate expertise in GAAP and the securities laws of the United States to ensure proper application thereof.  Management has determined that they require additional training and assistance in US GAAP matters and SEC filing requirements to the extent that the Company will continue to be required to report pursuant to US GAAP and U.S. domestic issuer reporting requirements.  The Company will, as needed, provide training to our employees to ensure that the Company can comply with US GAAP and SEC filing requirements.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company had no legal proceedings as at September 30, 2019.

Item 1A. Rick Factors

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information in this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

The Company has no outstanding mine safety violations or other regulatory safety matters to report, pursuant to Item 104 of Regulation S-K.

Item 5. Other Information

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information in this Item.

Item 6. EXHIBITS

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., Hunt Mountain Resources Ltd. and Hunt Mountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				x

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				x

99.1	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension – Schema				*

101.CAL	XBRL Taxonomy Extension – Calculations				*

101.DEF	XBRL Taxonomy Extension – Definitions				*

101.LAB	XBRL Taxonomy Extension – Labels				*

101.PRE	XBRL Taxonomy Extension – Presentation				*

* XBRL statements will be filed by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of October, 2020.

PATAGONIA GOLD CORP.

BY:	/s/ “Christopher van Tienhoven”
Christopher Van Tienhoven
Chief Executive Officer