Form 10-Q/A
period 2019-09-30
Patagonia Gold Corp.
filed 2020-10-28
CIK 1551206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------

  FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE:

XBRL documents were not included with the registrant’s Form 10-Q filed with the SEC on October 21, 2020. The sole purpose of this Amendment No. 1 to the registrant’s Form 10-Q for the interim period ended September 30, 2019 is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Other than fixing typographical errors, no other changes have been made to the registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

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

Patagonia Gold Corp.
Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2019 and 2018
(in thousands of U.S. dollars)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2019 (As Restated - Note 2)	2018	2019 (As Restated - Note 2)	2018
		$ ’000	$ ’000	$ ’000	$ ’000

Revenue		$6,273	$9,479	$16,922	$37,790
Cost of Sales	7	(3,521)	(3,011)	(13,870)	(18,956)
Gross Profit		2,752	6,468	3,052	18,834

Operating Income (Expenses):
Exploration expenses		(1,283)	323	(2,094)	(763)
Administrative expense	22	(1,295)	(1,441)	(5,005)	(4,585)
Share-based payments expense	20	(5)	(3)	(46)	(103)
Interest expense		(652)	(183)	(1,470)	(1,262)
Total operating expense:		(3,235)	(1,304)	(8,615)	(6,713)

Other Income/(Expenses)
Interest income	11	105	15	131	106
Gain/(Loss) on foreign exchange		634	(397)	1,552	(12,384)
Accretion expense	9	(72)	(145)	(115)	(434)
Total other income/(expenses)		667	(527)	1,568	(12,712)
Income (Loss) – before income taxes		184	4,637	(3,995)	(591)

Income tax benefit (expense)		(1,214)	(30)	20	1,680
Net Income (Loss)		$(1,030)	$4,607	$(3,975)	$1,089

Attributable to non-controlling interest		166	529	(50)	178
Attributable to equity share owners of the parent		(1,196)	4,078	(3,925)	911
		(1,030)	4,607	(3,975)	1,089
Other Comprehensive Income (Loss) net of tax
Change in fair value of investment	11	(103)	(4)	(107)	(13)
Foreign currency translation adjustment		61	1,060	(1,118)	(2,576)
Total Other comprehensive Income (Loss)		(42)	1,056	(1,225)	(2,589
Total Comprehensive Income (Loss)		$(1,072)	$5,663	$(5,200)	$(1,500)

Weighted average shares outstanding – basic and diluted	19	270,252,392	254,387,482	270,252,392	254,387,482

Net Income (Loss) per share – Basic and Diluted	19	$(0.00)	$0.02	$(0.02)	$0.00

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

The following schedules show the adjustments made to restated condensed interim consolidated financial statements for the three and nine months ended September 30, 2019:

Restated Condensed Interim Consolidated Balance Sheets as at September 30, 2019:

	As Reported	Adjustment	As restated
	$ ’000	$ ’000	$ ’000
Current Assets
Cash	$1,543	$(53)	$1,490
Receivables	2,084	(804)	1,280
Inventories	3,252	8	3,260
Total Current Assets	6,879	(849)	6,030

Non-Current Assets
Mineral Properties	4,193	6,782	10,975
Mining Rights	16,788	-	16,788
Property, plant and equipment	11,220	1,681	12,901
Goodwill	31,564	(28,891)	2,673
Other financial assets	336	(81)	255
Deferred tax assets	4,378	-	4,378
Other receivables	3,206	554	3,760
Total Non-Current Assets	71,685	(19,955)	51,730
Total Assets	$78,564	$(20,804)	$57,760

Current Liabilities
Bank indebtedness	$-	$14,887	$14,887
Accounts payable and accrued liabilities	13,473	(7,138)	6,335
Accounts payable with related parties	-	6,531	6,531
Loan payable and current portion of long-term debt	16,050	(15,569)	481
Total Current Liabilities	29,523	(1,289)	28,234

Non-Current Liabilities
Long-term debt	11,724	(11,299)	425
Long-term debt with related parties	-	11,404	11,404
Asset retirement obligation	2,655	(1,310)	1,345
Deferred tax liabilities	-	2,673	2,673
Other long-term payables	52	1	53
Interest on debt	607	(607)	-
Total Non-Current Liabilities	15,038	862	15,900
Total Liabilities	44,561	(427)	44,134

Stockholders’ Equity
Capital stock	23,639	(21,051)	2,588
Additional paid in capital	181,884	(289)	181,595
Accumulated Deficit	(170,922)	2,280	(168,642)
Accumulated other comprehensive income (loss)	(398)	(1,346)	(1,744)
Total Stockholders' Equity attributable to the parent:	34,203	(20,406)	13,797
Non-controlling interest	(200)	29	(171)
Total Stockholders' Equity	34,003	(20,377)	13,626
Total Liabilities and Stockholders’ Equity	$78,564	$(20,804)	$57,760

Restated Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2019:

	As Reported	Adjustment	As Restated
	$ ’000	$ ’000	$ ’000

Revenue	$5,545	$728	$6,273
Cost of Sales	(2,716)	(805)	(3,521)
Gross Profit	2,829	(77)	2,752

Operating Income (Expenses):
Exploration expenses	(872)	(411)	(1,283)
Administrative expense	(1,558)	263	(1,295)
Other operating expense	(34)	34	-
Share-based payments expense	(294)	289	(5)
Interest expense	(485)	(167)	(652)
Total operating expense:	(3,243)	8	(3,235)

Other Income/(Expenses)
Silver and gold recovery/(loss), net of expenses	182	(182)	-
Interest income	72	33	105
Gain/(Loss) on foreign exchange	-	634	634
Accretion expense	-	(72)	(72)
Total other income/(expenses)	254	413	667
Income (Loss) – before income taxes	(160)	344	184

Income tax benefit (expense)	612	(1,826)	(1,214)
Net Income (Loss)	$452	$(1,482)	$(1,030)

Attributable to non-controlling interest	(193)	359	166
Attributable to equity share owners of the parent	645	(1,841)	(1,196)
	452	(1,482)	(1,030)
Other Comprehensive Income (Loss) net of tax
Change in fair value of investment	(15)	(88)	(103)
Foreign currency translation adjustment	140	(79)	61
Total Other comprehensive Income (Loss)	125	(167)	(42)
Total Comprehensive Income (Loss)	$577	$(1,649)	$(1,072)

Weighted average shares outstanding – basic and diluted	317,943,990	(47,691,598)	270,252,392

Net Income (Loss) per share – Basic and Diluted	$0.01	$(0.01)	$(0.00)

Restated Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2019:

	As Reported	Adjustment	As Restated
	$ ’000	$ ’000	$ ’000

Revenue	$16,194	$728	$16,922
Cost of Sales	(10,697)	(3,173)	(13,870)
Gross Profit	5,497	(2,445)	3,052

Operating Income (Expenses):
Exploration expenses	(2,263)	169	(2,094)
Administrative expense	(6,139)	1,134	(5,005)
Other operating expense	(2,403)	2,403	-
Share-based payments expense	(335)	289	(46)
Interest expense	(1,299)	(171)	(1,470)
Total operating expense:	(12,439)	3,824	(8,615)

Other Income/(Expenses)
Silver and gold recovery/(loss), net of expenses	182	(182)	-
Interest income	98	33	131
Gain/(Loss) on foreign exchange	-	1,552	1,552
Accretion expense	(454)	339	(115)
Total other income/(expenses)	(174)	1,742	1,568
Income (Loss) – before income taxes	(7,116)	3,121	(3,995)

Income tax benefit (expense)	1,846	(1,826)	20
Net Income (Loss)	$(5,270)	$1,295	$(3,975)

Attributable to non-controlling interest	(79)	29	(50)
Attributable to equity share owners of the parent	(5,191)	1,266	(3,925)
	(5,270)	1,295	(3,975)
Other Comprehensive Income (Loss) net of tax
Change in fair value of investment	(19)	(88)	(107)
Foreign currency translation adjustment	140	(1,258)	(1,118)
Total Other comprehensive Income (Loss)	121	(1,346)	(1,225)
Total Comprehensive Income (Loss)	$(5,149)	$(51)	$(5,200)

Weighted average shares outstanding – basic and diluted	317,943,990	(47,691,598)	270,252,392

Net Income (Loss) per share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)

Restated Consolidated Statement of Shareholders’ Equity:

	Capital Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Total Attribute to Parent	Non-Controlling Interest	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Three and Nine Months Ended
Balance at September 30, 2019, as Reported	23,639	(170,922)	(398)	181,884	34,203	(200)	34,003
Adjustment	(21,051)	2,280	(1,346)	(289)	(20,406)	29	(20,377)
Balance at September 30, 2019, as Restated	2,588	(168,642)	(1,744)	181,595	13,797	(171)	13,626

Restated Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019:

	As Reported	Adjustment	As revised
	$ ’000	$ ’000	$ ’000
Cash Flow From Operating Activities
Net Income/(Loss)	$(5,270)	$1,295	$(3,975)
Items not affecting cash
Depreciation of property, plant and equipment	1,528	21	1,549
Depreciation of mining rights	75	-	75
Share based payment expense	335	(289)	46
Asset retirement obligation	-	(61)	(61)
Write-down of inventory	2,367	1	2,368
Accretion expense	454	(339)	115
Loss on foreign exchange	(832)	832	-
Gain on sale of asset	(33)	33	-
Deferred tax benefit/(expense)	-	(20)	(20)
	(1,376)	1,473	97
Net change in non-cash working capital items
(Increase)/decrease in receivables	3,913	240	4,153
(Increase)/decrease in deferred tax assets	(600)	2,220	1,620
(Increase)/decrease in inventory	1,339	232	1,571
(Increase)/decrease in other financial assets	-	111	111
Increase/(decrease) in accounts payable and accrued liabilities	(2,140)	(633)	(2,773)
Increase/(decrease) in accounts payable and accrued liabilities with related parties	-	115	115
Increase/(decrease) in interest payable	58	202	260
Increase/(decrease) in provision	(27)	1	(26)
Increase/(decrease) in transaction taxes payable	-	(126)	(126)
Increase/(decrease) in deferred tax liabilities	-	(363)	(363)
	2,543	1,999	4,542
Net cash provided by/(used in) operating activities	1,167	3,472	4,639

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(386)	(132)	(518)
Purchase of mineral property	(195)	1	(194)
Proceeds from disposal of property, plant and equipment	61	52	113
Net cash provided by/(used in) investing activities	(520)	(79)	(599)

Cash Flow from Financing Activities
Bank indebtedness	-	2,506	2,506
Proceeds from loans	10,567	(10,567)	-
Proceeds from loans with related parties	-	8,211	8,211
Repayment of loans	(10,446)	(84)	(10,530)
Net cash provided by/(used in) financing activities	121	66	187

Net Increase/(Decrease) in Cash	768	3,459	4,227
Effect of Foreign Exchange on Cash	115	(3,512)	(3,397)
Cash, Beginning of Period	660	-	660
Cash, End of the Period	$1,543	$(53)	$1,490

Taxes paid	-	(126)	(126)
Interest paid	(375)	(32)	(407)
Supplemental Non-Cash Information
Change in value of investments	(19)	(88)	(107)

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

16. Accounts payable and accrued liabilities

	September 30,	December 31,
	2019	2018
	$ ’000	$ ’000
Trade accounts payable and accrued liabilities	5,502	$4,695
Income tax	198	462
Other accruals	635	1,524
Accounts payable to related parties (note 21)	6,551	246
Total	$12,866	$6,927

17. Loan payable and current portion of long-term debt

	September 30,	December 31,
	2019	2018
	$ ’000	$ ’000
Current portion of long-term debt (note 18)	334	$37
Leases payable	147	393
Loans payable	-	9,672
Total	$481	$10,102

18. Long-term debt

	September 30,	December 31,
	2019	2018
	$ ’000	$ ’000
Loan to related party secured by a letter of guarantee from the Company, at 5% interest per annum, due 2021 (note 21)	$7,908	$-

Loan to related party secured by assets of the Company payable 5.75% interest per annum, due 2022	759	711

Acquired in reverse acquisition. Unsecured loan payable to related party at 8% interest per annum, due 2022 (note 21 and 26)	950	-

Acquired in reverse acquisition. Unsecured loan payable to related party at 8% interest per annum, due 2021 (note 21 and 26)	791	-

Acquired in reverse acquisition. Unsecured loan payable to related party at 7% interest per annum, due 2021 (note 21 and 26)	993	-

Accrued interest on debt	762	-
	$12,163	$711
Less current portion	(334)	(37)
	$11,829	$674

Principal payments on long-term debts are due as followed:

Year ending December 31,
2020	453
2021	9,376
2022	2,334

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

Item 5. Other Information

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information in this Item.

Item 6. EXHIBITS

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., Hunt Mountain Resources Ltd. and Hunt Mountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Matthew J. Hughes dated January 1, 2012	F-1/A-3	03/28/14	10.4

10.5	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.6	Executive Employment Agreement with Danilo P. Silva dated January 1, 2012	F-1/A-3	03/28/14	10.6

10.7	Executive Employment Agreement with Matthew A. Fowler dated January 1, 2012	F-1/A-3	03/28/14	10.7

10.8	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.9	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.10	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.11	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.12	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Ethics	10-K	05/19/17	14.1

21.1	List of Subsidiaries	10-K	05/22/17	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				+

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				+

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				x

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				x

99.1	2011 Stock Option Plan of Hunt Mining Corp.	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	F-1	06/12/12	99.1

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension – Schema				x

101.CAL	XBRL Taxonomy Extension – Calculations				x

101.DEF	XBRL Taxonomy Extension – Definitions				x

101.LAB	XBRL Taxonomy Extension – Labels				x

101.PRE	XBRL Taxonomy Extension – Presentation				x

+  Previously filed.
x  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of October, 2020.

PATAGONIA GOLD CORP.

BY:	/s/ CHRISTOPHER VAN TIENHOVEN
Christopher Van Tienhoven
Chief Executive Officer