Form 10-K
period 2019-12-31
Patagonia Gold Corp.
filed 2020-11-18
CIK 1551206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2019

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$13,275,516

As of November 17, 2020, the registrant’s outstanding common stock consisted of 361,829,267 common shares.

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

Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. Projections and other forward-looking statements included in this report have been prepared based on assumptions, which the Company believes to be reasonable, and in accordance with United States generally accepted accounting principles ("GAAP") or any guidelines of the Securities and Exchange Commission ("SEC"). Actual results may vary, perhaps materially. Readers are strongly cautioned not to place undue reliance on such projections and other forward-looking statements. All subsequent written and oral forward-looking statements attributable to Patagonia Gold Corp. or to persons acting on the Company's behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business

On July 24, 2019, Patagonia Gold Corp. (PGDC.TSXV – “the Company” or “Patagonia”), formerly Hunt Mining Corp (“Hunt”, or “Hunt Mining”), and Patagonia Gold PLC (“PGP”) completed a reverse acquisition (or the “reverse takeover” or the “RTO”) resulting in Hunt acquiring all issued shares of common stock of PGP in exchange for common shares of Hunt on the basis of 10.76 Hunt shares for each PGP share. Hunt issued 254,355,192 common shares to the shareholders of PGP representing an ownership interest of approximately 80%. The operating name of Hunt Mining Corp. was changed to Patagonia Gold Corp. See Note 26 in the notes to the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 for more information regarding the reverse acquisition.

As a result of the RTO, former shareholders of PGP acquired control of the Company, and the transaction was accounted for as an RTO that constitutes a business combination for accounting purposes and is accounted for using the acquisition method under ASC 805. PGP is deemed to be the acquiring company and its assets and liabilities, equity and historical operating results are included at their historical carrying values, and the net assets of the Company are recorded at the fair value as at the date of the transaction. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued in connection with the RTO. Transaction costs incurred in connection with the reverse acquisition, other than costs associated with financings, were expensed as incurred.

Comparative information for the Company is that of PGP. These figures were originally prepared under International Financial Reporting Standards (“IFRS”) and have been converted to conform with US Generally Accepted Accounting Principles (“US GAAP”). The legal parent post-RTO is Patagonia, which is required to present its financial statements in accordance with US GAAP. In summary, the comparative information for these statements is from PGP, presented in US GAAP to conform with the current requirements of Patagonia.

Patagonia is a mineral exploration and production company incorporated on January 10, 2006 under the laws of Alberta, Canada and together with its subsidiaries, is engaged in the exploration of mineral properties and exploitation of mineral resources and mineral reserves in the Santa Cruz, Rio Negro and Chubut Provinces of Argentina. Effective November 6, 2013, the Company relocated from the Province of Alberta to the Province of British Columbia. The Company’s registered office is located at Suite 2200, 885 West Georgia Street, Vancouver, B.C. V6C 3E8. The Company’s head office is located at Av. Del Libertador 498, Piso 26, C1001ABR, Buenos Aires, Argentina.

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

The Company holds, directly or indirectly through its subsidiaries or under option agreements, the mineral rights to over 360 property interests in Argentina and Chile. These include the mineral rights to 67 property interests in the province of Santa Cruz covering approximately 281,000 hectares held by the Company’s 90%- owned Argentinian subsidiary, Patagonia Gold S.A. (“PGSA”) and to 51 property interests covering approximately 246,000 hectares held by its wholly owned Argentinian subsidiary Minera Minamalu S.A.

Patagonia is one of the largest landholders in the very prospective province of Santa Cruz. Currently its sole producing mine in the region is the Martha mine. Formerly owned and operated by Coeur Mining Inc. (formerly Coeur d’Alene Mines Corp.) and Yamana, the mine was acquired in May 2016 with production of gold and silver recommencing in January 2017. Martha produced a total of 1,008 ounces of gold and 65,620 ounces of sliver during 2019.

Following cessation of open pit operations at Cap-Oeste, work is continuing to evaluate the development of the high-grade underground resource which contains approximately 300,000 oz AuEq at 20 g/t Au. Production from the existing heap leach pad continued at Cap-Oeste during 2019 and yielded a total of 7,796 ounces of gold and 237,727 ounces of silver.

Other projects in Santa Cruz are at different stages of development. The principal projects are La Josefina, La Valenciana, El Tranquilo, La Paloma and La Manchuria. Other less advanced projects include Los Toldos, Sarita, El Gateado and Bajo Pobre together with exploration properties El Tordillo, El Alazan, and El Overo.

The Company’s principal project is Calcatreu located in Rio Negro province: a gold/silver project which it acquired in January 2018 through the acquisition of Minera Aquiline Argentina S.A., a subsidiary of Pan American Silver. Calcatreu, has a resource of over one million oz AuEq and the Company’s immediate aim is to commence a drilling programme to increase the existing resources and advance the project to feasibility study stage during 2020.

The Company has developed a portfolio of highly prospective, grassroots and more advanced projects, with many that exhibit the potential to host high grade, gold- and silver bearing vein systems. The Company’s long-term goal is to discover world class assets through exploration and is currently focused on growing its mineral resources and advancing them into production.

On some properties, ongoing production and sales of gold and silver is being undertaken without having established mineral resources and/or reserves and the Company has not established the economic viability of the operations. As a result, there is increased uncertainty and economic risks of failure associated with those production activities. Despite the sale of gold and silver, these projects remain in the exploration stage because management has not established proven or probable ore reserves required to be classified in either the development or production stage.

Competitive Business Conditions

The mineral exploration business is an extremely competitive industry. The Company competes with other exploration and mining companies for prospective property and the capital necessary to sustain exploration and development programs on those properties. As a result, the Company may have difficulty acquiring attractive silver and gold projects at reasonable prices. The Company also competes for skilled labor and consultants for man hours and consulting time.

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

Effect of Existing or Probable Government Regulation

The Company’s exploration and development activities and other property interests are subject to various national, state, provincial and local laws and regulations in the United States, Canada, Argentina, and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Company has obtained or has pending applications for those licenses, permits or other authorizations currently required to conduct exploration and other programs. The Company believes that it complies in all material respects with applicable mining, health, safety and environmental statutes and regulations in all the jurisdictions in which it operates. The Company is not aware of any current orders or directions relating to us with respect to the foregoing laws and regulations.

Environmental Regulation

The Company’s projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. The Company’s policy is to conduct business in a way that safeguards public health and the environment. The Company believes that its operations are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where it operates could require additional capital expenditures and increased operating and/or reclamation costs. The Company is unable to predict what additional legislation, if any, might be proposed or enacted, or what additional regulatory requirements could impact the economics of its projects. During 2019, none of the project sites had any material non-compliance occurrences with any applicable environmental regulations.

The Company generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Employees

As at December 31, 2019, the Company had 119 full and part time employees and 6 individuals working on a consulting basis. Its operations are managed by officers with input from directors.
Available Information

Additional information with regards to the Company is available on its website at www.patagoniagold.com. Information contained on the website is not a part of this report.

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

In February 2019, the Company reviewed the production profile for 2019 for Cap-Oeste and Lomada. Given the expected lower production volumes from Cap-Oeste and the lower than anticipated recoveries from Lomada, the Board took the decision to close Lomada and put Cap-Oeste on care and maintenance until a suitable solution to extract and process the high-grade underground resource from Cap-Oeste has been identified. In this regard, the Company is working on final design on the Cap-Oeste underground mine.

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

The majority of the Company’s assets are located in Argentina. The Company’s material mining properties consist of

•	Approximately 81,000-hectare parcel on which the Company’s Cap-Oeste and El Tranquilo project are located
•	Approximately 59,200-hectare parcel on which the Company’s Lomada project is located
•	Approximately 41,800-hectare parcel on which the Company’s Calcatreu project is located
•	Approximately 5,500-hectare parcel on which the Company’s La Manchuria project is located
•	Approximately 52,800-hectare parcel on which the Company’s La Josefina project is located
•	Approximately 29,600-hectare parcel on which the Company’s La Valenciana project is located
•	Approximately 35,700-hectare parcel on which the Company’s Martha project is located

The Company owns the surface rights to over 108,200 hectares of land encompassing the Estancia (ranch) La Bajada, the Estancia El Tranquilo, the Estancia El Rincon, the Estancia 1° de Abril and the Estancia La Josefina. The Company has clear title and outright ownership over Estancia La Bajada, Estancia El Tranquilo, Estancia 1° de Abril and Estancia La Josefina. There is a back in right granted to the sellers under Estancia El Rincon’s title deed whereby the Company irrevocably committed to resell the estancia to its former owner in the event that two consecutive years elapse without mining activities. Current activity on this estancia includes the Lomada Project.

During 2019, the Company held, directly or indirectly through its subsidiaries or under option agreements, the mineral rights to over 360 property interests in Argentina, Chile and Uruguay. On December 10, 2019, the Company terminated its activities and interests in Uruguay.

It also owns a processing plant located at the Martha project, mobile and fixed housing units, trucks and additional mechanical equipment, all purchased within the last ten years and in good physical condition.

Calcatreu Project

The Company’s principal project, Calcatreu, is located in south-central Rio Negro Province approximately 80 km southwest of the town of Jacobacci. Calcatreu is located in the Jurassic-aged Somuncura Massif along the NW- to SE-oriented, regional-scale Gastre Fault System; a highly prospective belt of Mesozoic-aged rocks and structures and base and precious metal mineral deposits occurring in both the provinces of Chubut and Rio Negro. The massif is similar in geologic character to the larger Deseado Massif in the province of Santa Cruz to the south. Patagonia Gold has also recently acquired new concessions, totaling more than 100,000 hectares (“ha”) along this belt in Rio Negro province. Calcatreu is a gold and silver project acquired in January 2018 through the acquisition of Minera Aquiline Argentina SA, a subsidiary of Pan American Silver and the Company’s immediate aim is to commence a drilling program to increase the existing resources and advance the project to feasibility study stage during 2020. Precious metal mineralization in the Somuncura Massif, like that on the Company’s Calcatreu property, is largely epithermal in character within quartz-rich veins, vein clusters, stockworks and as disseminations. Sulfide minerals are ubiquitous in the mineral deposits as well as a suite of temporally- and spatially-related gangue minerals typical of epithermal deposits in the massif and elsewhere. More specifically, the gold and silver deposits on the Company’s properties are classified as low- and intermediate-sulfidation styles of epithermal deposits.

The Calcatreu Deposit is a low sulfidation, epithermal gold and silver system with mineralization outcropping at surface. Ore reserves have not yet been established to assess the technical and economic viability of the project’s current mineralized material though the Company has plans to do so. As of December 31, 2018, Calcatreu’s mineralized material amounts to 9.8 million tonnes (approximately 10.8 short tons) with average gold and silver grades of 2.11 and 19.83 grams per tonne, respectively (0.062 ounces per ton of gold and 0.58 ounces per ton of silver).

A geophysical survey, consisting of 20 lines totaling 46.5km, was commissioned by the Company and covered the area between Castro Sur (to the north) and Veta (vein) 49 (to the south). Its objective was to detect the presence of hidden NNE-trending dilational fault and vein sections, similar to those at Veta 49, or any other structure with exploration potential for the discovery of new mineralization in the immediate vicinity of the Veta 49 / Nelson deposits, which comprise the current mineralized material at Calcatreu. The survey resulted in new target definition and ranking that will help guide the Company’s new exploration and definition work. As a result, a drill program consisting of several geophysical-based drill targets was designed. The first, and main, part of the drill program consisted of testing covered conceptual geophysical targets, whereas the last few drill holes were focused on expanding the known mineralization at Veta 49, Belen and Castro Sur, by extrapolating its trend and plunge.

The exploration program during 2019 was mostly focused in surface work, a total of 41.28 linear kilometers of pole-dipole ground induced polarization and resistivity (“IP/Res”) geophysical surveying was conducted over the main Nelson targets and Castro Norte, Fiero, Sabrina and Viuda de Castro areas, plus 121.5 linear kilometers of gradient array IP over Nelson, Sabrina and Mariano. Further, 1,687.2 km of ground magnetics, covering 55.44 sq km, were completed on the project covering several, known mineralized zones, including the main Veta 49 and Nelson. The objective was to identify non outcropping areas with potential to host mineralization in dilatational jogs, blind structures and other geologic settings.

Mapping and sampling, of several areas, was conducted, including the Viuda de Castro, Trinidad, La Cruz, Nelson extension, Piche, La Olvidada and Epu-Peni targets. A total of 254 new rock chips samples were taken, plus 81 new channel samples. Approximately 50% of the core of the project has been relogged; including up to 80 holes at Veta 40 and Belen.

A rotary air blast (“RAB”) drilling campaign and channel (sawn) sampling was in progress during 2020 where all the activities were paused due to the COVID-19 pandemic.

Santa Cruz Province

Geology of the land holdings is characterized by abundant middle-to-late Jurassic age volcanic and volcaniclastic rock units. All the projects in the province of Santa Cruz, Argentina are within the Deseado Massif, a prominent geomorphic and topographic feature, which is dominated by Mesozoic-aged rhyolitic to rhyodacitic ignimbrite flows and lava domes together with scattered intrusive rocks, subordinate agglomerates, volcanic breccias and tuffs with minor basalts, andesites and volcanic agglomerates intercalated upward with mafic tuffs, conglomerates and sediments. Faults active during the period of intense Jurassic extension and volcanism generally trend NNW-SSE and form a series of horst and graben blocks.

Location of Patagonia Gold Corporation’s mineral properties within the Deseado Massif of Santa Cruz, Argentina.

General Geology of the Deseado Massif

Middle to late Jurassic-aged, bimodal volcanism, typical of a volcanic arc setting, developed during widespread extensional tectonism within the massif. This geologic environment led to the formation of numerous low-sulfidation (LS) epithermal deposits that are spatially and temporally related to the volcanic activity. Most part of these LS deposits and their mineralization is genetically linked to the Late Jurassic-aged Chon Aike Formation and hosted by volcanic rocks of the Middle to Late Jurassic-aged Bajo Pobre Formation. The Deseado Massif can be considered as a differentiated Au-Ag Mesozoic-aged geomorphological province with later hydrothermal alteration and mineralization episodes.

Cap-Oeste Project

Cap-Oeste is located within a structural corridor extending six kilometres from the La Pampa prospect in the northwest to the Tango prospect in the southeast. The Cap-Oeste deposit has an identified and delineated strike extent of 1.2 kilometres. Cap-Oeste has been on care and maintenance since February 2019.

Production from the existing heap leach pad continued during 2019 and yielded a total of 7,796 ounces of Au and 237,727 ounces of Ag. The cash costs for the year were US$573/oz1 and US$651/oz1 (the later including depreciation and amortization). A total of 8,236 Au and 234,441 Ag ounces were sold during the year 2019.

The Company has initiated studies to assess the potential technical and economic extraction of a portion of the current mineralized material at Cap-Oeste. The Company is now focused on evaluating the development of this higher-grade part by underground mining. The Company is expecting quotations with respect to potential construction of an underground mine in Cap-Oeste. Material processing options are being considered and may include utilizing the Company’s flotation facilities are Martha, about 100 kms to the southeast of Cap-Oeste. The Company has successfully carried out bulk metallurgical tests in the Martha process plant, obtaining favorable results.

1 See Non-GAAP Financial Performance Measures in Item 7

The Company has an asset retirement obligation for reclamation costs for Cap-Oeste Project of $0.1 million as of December 31, 2019.

Lomada de Leiva Project (Lomada)

The Lomada mine was closed in May 2016 while production from the ongoing leaching continued through 2019, though at a reduced output. Given that the ore from the Lomada open pit mine was originally placed on the heap leach pad without crushing, the Company decided to return to Lomada to reprocess this ore. However, in mid-February 2019 the Company took the decision to cease operations and proceed with the closure of Lomada. On this year the Company was working on re handling material of leach pad to regenerate the solution percolation and generate new channels of circulation of solution.

During 2019, Lomada produced 3,969 ounces of gold. The cash costs for the year were US$437/oz2 and US$ 580/oz2; the later including depreciation and amortization. A total of 3,461 ounces of Au were sold at an average gross price of $ 1,374 per ounce Au during the year 2019.

The Company has prepared an update to the closure plan presented and approved by the provincial authorities in 2017. The Company received the final approval in November 2019 and started with the works of remediation on the end of 2019. The work on the remediation had been halted due to the COVID-19 pandemic. In October 2020, the Company received a preliminary Environmental Permit (“Permit”) for a restart of mining and new leaching operations at its Lomada mine in the western part of the Santa Cruz Province of Argentina. Patagonia applied for the Permit in August 2020.

The Company has an asset retirement obligation for reclamation costs for the Lomada de Leva Project of $1.7 million as of December 31, 2019.

Mineralized Material Summary

Cap-Oeste (Santa Cruz Province, AR) – Dec 2018; Notes ¹ and 2
Tonnes (K)	Average Grades (g/t)
	Gold	Silver
10,557.4	2.07	63.2

Calcatreu (Rio Negro Province, AR) – Dec 2018; Notes 3 and 4
Tonnes (K)	Average Grades (g/t)
	Gold	Silver
9,841.0	2.11	19.8

La Manchuria (Santa Cruz Province, AR) – Feb 2019; Notes 5 and 6
Tonnes (K)	Average Grades (g/t)
	Gold	Silver
474.0	2.59	129.0

La Josefina (Santa Cruz Province, AR) – 2010; Notes 7 and 8
Tonnes (K)	Average Grades (g/t)
	Gold	Silver
6,524.6	0.74	13.1

Notes
“K” = Thousands, “g/t” = grams per tonne
Rounding may affect sums and weighted averages
100% basis; Fomicruz has a 5% interest in all Santa Cruz mineral interests.

1.	Cap-Oeste	0.5 g/t AuEq cutoff
2.	Cap-Oeste	AuEq = Au + (Ag*69.4)
3.	Calcatreu	0.5 g/t AuEq cutoff
4.	Calcatreu	AuEq = Au + (Ag*81.25)
5.	La Manchuria	0.55 AuEq cutoff
6.	La Manchuria	AuEq = (Au + Ag)/(Au price*0.32151)
7.	La Josefina	0.2 g/t AuEq cutoff
8.	La Josefina	AuEq = Au + (Ag*66.67)

2 See Non-GAAP Financial Performance Measures in Item 7

Exploration Update

Exploration during 2019 consisted mainly of regional reconnaissance, geological mapping, sampling, geophysics and drilling carried out at Rio Negro and Santa Cruz. The geophysical surveys were ground magnetics and pole-dipole IP/Res. During 2019, the Company’s exploration drilling in Argentina was concentrated at Calcatreu, and some of its properties in Santa Cruz province. In addition to the exploration work summarized for Calcatreu above, the Company conducted other exploration at it properties

Mina Angela

On August 13, 2019, the Company announced an offer letter agreement with Latin Metals Inc. to acquire its Mina Angela property. The Mina Angela property is situated in the Somuncura Massif of southern Argentina and is comprised of 44 individual claims located approximately 50 km east-southeast of Patagonia’s 100% owned Calcatreu gold project. Pan American Silver’s Navidad silver and base metal deposit is located 45 km further to the south-southeast of Mina Angela. In March 2020, Patagonia extended the period by which it must enter into the definitive agreement with a $100 thousand payment to Latin Metals; $50 thousand of which was applied to extend the period to enter into the definitive agreement and $50 thousand of which was a partial prepayment of the first earn-in payment to be made under the definitive agreement.

On September 15, 2020, the Company entered into a definitive option agreement with Latin Metals Inc., which granted the Company an irrevocable option to acquire a 100% interest in the Mina Angela property. Upon signing of the definitive agreement, the Company paid $200 thousand representing the balance of the first earn-in payment. It is expected that the Company will pay the second earn-in payment of $250 thousand within the next six months if it exercises the option to acquire the Mina Angela property. A further and final payment of $500 thousand is expected to be paid within 30 days of verification that the legal restrictions preventing development of mining activity in the Chubut Province and at the Mina Angela property have been lifted in such a manner that the Company thereafter has the ability to perform exploration and exploitation mining activities on the Mina Angela property. In addition, Latin Metals will be entitled to receive a 1.25% Net Smelter Royalty from future productions, half of which can be repurchased by the Company for $1 million.

La Manchuria Project

In addition to its current mineral resources, the La Manchuria Project is believed to be prospective for the discovery of new gold and silver mineralization. Brownfield exploration continued through mapping and rock chip sampling of approximately 2,000 ha of the total project’s property size. Veinlets and narrow breccia zones indicative of hydrothermal activity were found at the Magali zone. Anomalous gold values were reported from the Cecilia zone. As a result, a new drill program for La Manchuria, of 2,000 m in 14 holes is planned to test geophysical anomalies and to test gold anomalies generated from surface rock chip sampling.

Sarita Project

The Sarita Project, located in the SW of the Deseado Massif approximately 10 km NW of the Company’s Martha mine and mill, hosts a widespread system of banded, low sulfidation Au-Ag veins, encompassing a small rhyolitic dome complex. Geologically, the area displays very similar structural and stratigraphic characteristics to the Company’s Martha project with Ag-rich, polymetallic, vein-hosted, intermediate sulphidation mineralization. The banded, silver- and gold- bearing quartz veins and quartz vein breccias occur within a set of NNW-SSE striking normal faults and constitute an extensive mineralized vein system, with more than 12 km in total outcropping length. Precious and base metal mineralization has been recognized in quartz veins and vein breccias up to 3 m wide at surface, composed of quartz and sulphides. Rock chips from discrete vein structures or aligned float have returned anomalous gold samples with up to 83.40 g/t Au and up to 15,444 g/t Ag, in separate samples. To date 16 diamond drill holes have been drilled for 1,754 m targeting the vein mineralization. Geochemical results from drilling show gold and silver anomalies. Due to poor ground conditions encountered during drilling, core recovery in some of the veins was poor and Au and Ag mineralization may have not been recovered. Other exploration activities at Sarita included geophysical surveys and drilling. Geophysical anomalies were identified by IP-Res lines [7.1 km] and by detailed ground magnetics [220 hectares] over different targets areas.

A proposal for testing those targets by drilling was defined and shallow geochemical testing, by RAB drilling (Rotary Air Blasting), comprised 198 drill holes in eight targets (Phase I: May 2019, 81 holes; Phase II: September 2019, 117 holes).

Martha Project

The Martha Project (“Martha” or “Mina Martha”) is located in the Province of Santa Cruz, Argentina. The closest community is the town of Gobernador Gregores, situated approximately 50 road kilometers (km) to the west-southwest of Martha. The property is the site of past exploration for, and surface and underground mining and recovery of, silver and gold from epithermal veins and vein breccias, previously operated by Coeur Mining Inc. (formerly, Coeur d’Alene Mine Corp.) and Yamana Inc.

The Company acquired Martha as part of its RTO of Hunt Mining Corp. in 2019. The land package at Martha consists of approximately 7,850 hectares of concessions, various buildings and facilities, surface and underground mining and support equipment, a 480 tonne per day (tpd - maximum) crushing, grinding and flotation plant, tailings facility, various stockpiles and waste dumps, employee living and cafeteria quarters, and miscellaneous physical materials. In addition, the Company has access to surface estancia (“ranch”) lands surrounding the mine and mill site that are approximately 35,700 ha in size.

Ongoing production at the Martha Project is being undertaken without established ore reserves and the Company has not established the technical and economic viability of the Martha Project. As a result, there is increased uncertainty and economic risk of failure associated with these production activities.

The property was purchased in 2016 by Cerro Cazador SA (CCSA), an Argentine subsidiary of the Company, from an Argentine subsidiary of Coeur Mining Inc. (Coeur). The intent to purchase was announced February 10, 2016 and closed May 11, 2016 as disclosed by the Company on its website (www.patagoniagold.com). The processing plant at the Martha Project has an estimated useful life of 8 years as it is anticipated that this plant will be used to process mineral from Cap-Oeste underground, Martha Project and from La Josefina Project. Royal Gold Inc. holds a 2% Net Smelter Return (NSR) royalty on all production from the Martha property; the obligation for which transferred from Coeur to the Company (www.royalgold.com). In addition, the provincial government holds a 3% pit-head royalty from future production.

In late 2019, a plan for reviewing near-mine targets (<5 km away from the mill) was defined. Those remaining targets consist of outcropping veins-veinlets. They included Veta del Medio System, Noroeste, Ivana, Martha Oeste, Martha Norte, Futuro and Sugar Hill among the mains. After encouraging results from sawn-channels (up to 1,000 gr/t Ag) at Veta del Medio System, a RAB drill program was carried out to test mineralization at shallow depths. A total of 65 drill holes (1,397.4 m; up to 25 m depth) tested several targets. Highly anomalous drill intercepts, up to 1m wide and grading 7,700 g/t Ag, were returned from the Veta del Medio Norte which is being considered for follow-up core drilling. Exploration continues to focus on remaining targets by combining systematic sawn-channelling, ground magnetics surveying and new drilling.

The Company has an asset retirement obligation for reclamation costs for the Martha Project of $0.8 million as of December 31, 2019.

La Josefina Project

In March 2007, the Company (Patagonia Gold) acquired the exploration and development rights to the La Josefina project from Fomento Minero de Santa Cruz Sociedad del Estado (“Fomicruz”). In July 2007, the Company entered into an agreement (subsequently amended) with Fomicruz, which provides that, in the event that a positive feasibility study is completed on the La Josefina property, a Joint Venture Corporation (“JV Corporation”) would be formed by the Company and Fomicruz. The Company would own 81% of the joint venture company and Fomicruz would own the remaining 19%. Fomicruz has the option to earn up to a 49% participating interest in the JV Corporation by reimbursing the Company an equivalent amount, up to 49%, of the exploration investment made by the Company. The Company has the right to buy back any increase in Fomicruz’s ownership interest in the JV Corporation at a purchase price of USD$200,000 per each percentage interest owned by Fomicruz down to its initial ownership interest of 19%; the Company can also purchase 10% of the Fomicruz’s initial 19% JV Corporation ownership interest by negotiating a purchase price with Fomicruz. Under the agreement, the Company has until the end of 2019 to complete cumulative exploration expenditures of $18 million and determine if it will enter into production on the property. At December 31, 2019, the Company had incurred approximately $20 million and is in current discussions with Fomicruz to develop a plan for production. In October 2019, the agreement was extended until April 30, 2021 which period may be extended for an additional one-year term.

The project is situated about 450 km northwest of the city of Rio Gallegos, in the Santa Cruz province of Argentina within a scarcely populated steppe-like region known as Patagonia. The La Josefina property occupies 52,800 hectares and makes up approximately 90% of all meters drilled by the Company. The La Josefina Project consists of mineral rights composed by an area of 528 square kilometers established in 1994 as a Mineral Reserve held by Fomicruz. The La Josefina Project comprises 16 Manifestations of Discovery (“MDs”) totaling 52,767 ha in size, which are partially covered by 399 tenements.

La Valenciana Project

La Valenciana is located on the central-north area of the Santa Cruz Province, Argentina. The project encompasses an area of approximately 29,600 ha and is contiguous to the Company’s La Josefina property to the east. The La Valenciana project is comprised of 11 MDs covering segments of Estancia Cañadón Grande, Estancia Flecha Negra, Estancia Las Vallas, Estancia La Florentina, Estancia La Valenciana and Estancia La Modesta (inactive ranches). In La Valenciana, exploration has been limited, with more than half of the surface without systematic exploration. Fomicruz carried out preliminary works defining a main vein system of low sulfidation epithermal style with gold and silver values accompanied by variable amounts of base metals. Exploration and subsequent reconnaissance sampling by CCSA added other, secondary targets and structures combining a total of 5.70 line km of mapped veins and stockworks. The limited exploration to date, alteration features and associated structures, and partial coverage by probable post-mineral units suggest that there is potential for discovery of new mineralization on the property. A new exploration program to define new sites of mineralization, including geophysical surveys and shallow drilling in new and known target areas and an intensive prospecting and reconnaissance sampling in the whole block of mining properties, is being considered.

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

The Company has not yet received a formal claim notice pertaining to the El Gateado property. Should a mineral deposit be discovered, the company has the exclusive option to file for mining rights on the property. The surface rights of the El Gateado claim are held by the following Ranches, Estancia Los Ventisqueros, Estancia La Primavera, Estancia La Virginia and Estancia Piedra Labrada. The El Gateado claims are filed with the government under file #406.776/DPS/06.

No recent exploration activity has taken place on El Gateado Property and no exploration activity is planned for the immediate future.

The scientific and technical information contained herein has been reviewed and approved by Donald J. Birak, an independent, consulting geologist.

Item 3. Legal Proceedings

The Company had no legal proceedings as at December 31, 2019.

Item 4. Mine Safety Disclosures

The Company has no outstanding mine safety violations or other regulatory safety matters to report, pursuant to Item 104 of Regulation S-K.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock is listed on the TSX Venture Exchange also referred to as the "TSXV", and trades under the symbol "PGDC".

Exchange Rates

The Company maintains its books of account in United States dollars and references to dollar amounts herein are to the lawful currency of the United States except that it is traded on the TSX Venture Exchange (TSXV) and, accordingly, stock price quotes and sales of stock are conducted in Canadian dollars (C$).

The following table sets out the exchange rate (price of one U.S. dollar in Canadian dollars) information as at each of the years ended December 31, 2019 and 2018.

	Year Ended December 31 (Canadian $ per U.S. $)
	2019	2018
Rate at end of Period	1.2988	1.3642
Low	1.2988	1.2288
High	1.3600	1.3642

Dividends

The Company has not paid any cash dividends on common shares since inception and do not anticipate paying any cash dividends in the foreseeable future. The Company plans to retain earnings, if any, to provide funds for the expansion of business.

Outstanding Share Data

As of November 4, 2020, there are 2,438 registered holders of record of the Company's common shares.

Securities authorized for issuance under equity compensation plans

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

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights (CAD)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights)
Equity compensation plans approved by security holders	7,650,000	$0.065	24,144,399
Equity compensation plans not approved by security holders	-	$-	-

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Section 15(g) of the Securities Exchange Act of 1934

The company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell securities and may affect the ability to sell shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018, and the notes thereto included in this annual report. This MD&A includes certain non-GAAP financial performance measures. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this item. The amounts presented in this MD&A are in thousands ($’000) of U.S dollars unless otherwise noted.

Additional information relevant to the Company’s activities can be found on their website at http://patagoniagold.com, on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

The Company

On July 24, 2019, Patagonia Gold Corp. (PGDC.TSXV – “the Company” or “Patagonia) [formerly Hunt Mining Corp. (“Hunt” or “Hunt Mining”) and Patagonia Gold PLC (“PGP”) completed a reverse acquisition (or reverse takeover, the “RTO”) resulting in Hunt acquiring all issued shares of common stock of PGP in exchange for common shares of Hunt on the basis of 10.76 Hunt shares for each PGP share. Hunt issued 254,355,192 common shares to the shareholders of PGP representing an ownership interest of approximately 80%. The operating name of Hunt Mining Corp. was changed to Patagonia Gold Corp. See Note 26 in the notes to the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 for more information regarding the reverse acquisition.

Patagonia is a mineral exploration and production company incorporated on January 10, 2006 under the laws of Alberta, Canada and, together with its subsidiaries, is engaged in the exploration of mineral properties and exploitation of mineral resources and mineral reserves in the Santa Cruz, Rio Negro and Chubut Provinces of Argentina.

Effective November 6, 2013, the Company relocated from the Province of Alberta to the Province of British Columbia. The Company’s registered office is located at Suite 2200, 885 West Georgia Street, Street, Vancouver, B.C. V6C 3E8. The Company’s head office is located at Av. Del Libertador 498, Piso 26, C1001ABR, Buenos Aires, Argentina.

The consolidated financial statements for the year ended December 31, 2019 includes its subsidiaries after elimination of intercompany transactions and balances stated in Item 1.

The Company’s activities include the exploration and production of minerals from properties in Argentina. See Note 8 in the notes to the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 for more information regarding the mineral properties. On the basis of information to date, properties where it has not yet been determined if economically recoverable ore reserves exist are classified as exploration-stage. Properties where economically recoverable ore reserves exist and are being exploited are classified as production-stage. The underlying value of the mineral properties is entirely dependent upon the existence of reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.

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

Results of Operations

During the year ended December 31, 2019, the Company earned total revenue of $21,938 compared to $47,441 during the year ended December 31, 2018. Gold and silver sold by the Company is attributed to Cap-Oeste, Lomada de Leiva and Martha Projects.

Cost of sales for the year ended December 31, 2019 were $16,430 compared to $36,361 for December 31, 2018, largely owing to the close of Lomada and putting Cap-Oeste on care and maintenance.

The Company incurred administrative expenses of $7,262 during the year ended December 31, 2019 compared to $6,017 during the year ended December 31, 2018. The increase in administrative expenses during 2019 was due to termination payments made as a result of closing Lomada and putting Cap-Oeste on care and maintenance and due to increase in professional fees incurred in connection with the reverse acquisition. See Note 26 in the notes to the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 for more information regarding the reverse acquisition.

The Company incurred exploration expenses of $3,758 during the year ended December 31, 2019 compared to $1,802 during the year ended December 31, 2018. The increase in exploration expense was due to the increase in remediation costs for the Lomada project.

The Company incurred interest expense of $2,131 during the year ended December 31, 2019 compared to $1,665 during the year ended December 31, 2018. The increase in interest expense during 2019 was a result of the debt assumed as part of the reverse acquisition during 2019.

The net loss for the year ended December 31, 2019 was $9,675 compared with a net loss of $7,846 for the year ended December 31, 2018. The increase in net loss during 2019 was due to lower revenues, increase in administrative and exploration expenses, increase in interest expense and non-cash charges for inventory write-down and impairment of mineral properties due to the closure of Lomada and putting Cap-Oeste on care and maintenance.

Basic and diluted net loss per share was $0.03 during the years ended December 31, 2019 and 2018. The basic and diluted net loss per share remained consisted as the higher net loss during 2019 was offset by higher weighted average shares outstanding in 2019.

Cap-Oeste

Cap-Oeste produced a total of 10,585 oz AuEq (7,796 oz Au and 237,727 oz Ag) during the year ended December 31, compared to 42,900 oz AuEq during the year ended December 31, 2018. The cash costs of production for the year were US$573/oz3 and US$651/oz3 including depreciation and amortization. Cap-Oeste generated revenues of $14,903 during the year ended December 31, 2019 compared to $47,441 during the year ended December 31, 2018. The decrease in production and revenues was due to placing Cap-Oeste on care and maintenance in February 2019.

Lomada

Lomada produced a total of 3,969 ounces of gold during the year ended December 31, 2019 compared to 486 ounces during the year ended December 31, 2018. The cash costs of production for the year were US$437/oz3 and US$580/oz3 including depreciation and amortization. Lomada generated revenues of $4,750 during the year ended December 31, 2019 compared to $Nil during the year ended December 31, 2018. The increase in production and revenues was due the re-handling and crushing of stockpiled ore at Lomada which resumed at the end of November 2018.

3 See Non-GAAP Financial Performance Measures

Martha and La Josefina Projects

Martha produced a total of 1,008 oz AuEq (232 oz Au and 65,620 oz Ag) during the year ended December 31, 2019. The cash costs of production during the year were US$714/oz3 and US$805/oz3 including depreciation and amortization. Martha generated revenues of $2,285 during the year ended December 31, 2019.

The Company incurred exploration expenses of $300 and exploration expenses of $871 during the year ended December 31, 2019. The administrative expenses consisted primarily of salaries, taxes and office expenses.

Exploration expenses consisted primarily of consultant fees.

These assets were acquired in the reverse acquisition in 2019 and hence do not include comparatives for the year ended December 31, 2018.

Calcatreu Project

Exploration expense during the year ended December 31, 2019 was $1,300 compared to $1,720 during the year ended December 31, 2018. The exploration expense decreased compared to last year as following the acquisition of Calcatreu in 2018, the Company had performed additional drilling and studies which lead to more exploration expenses during 2018.

Argentina, Uruguay and Chile

This segment includes the results of La Manchuria project, La Sarita project, San José Project (Uruguay) and the Lomada Project.

Exploration expense during the year ended December 31, 2019 was $1,931 compared to $82 during the year ended December 31, 2018. The increase in exploration expense was due to the increase in remediation costs for the Lomada project.

Administrative expense during the year ended December 31, 2019 was of $4,072 compared to $4,706 during the year ended December 31, 2018. The administrative expense decreased during 2019 as a result of the devaluation of the Peso.

Interest expense during the year ended December 31, 2019 was of $765 compared to $1,275 during the year ended December 31, 2018. The decrease in interest expense during 2019 was due to the repayment of loans.

United Kingdom

This segment includes the results of Patagonia Gold Limited which is a holding company and does not generate any revenues.

Administrative expense during the year ended December 31, 2019 was $1,433 compared to $1,005 during the year ended December 31, 2018. The increase in administrative expense during 2019 was due to costs associated with the reverse acquisition during 2019.

Interest expense during the year ended December 31, 2019 was of $782 compared to $390 during the year ended December 31, 2018. The increase in interest expense during 2019 was due to the additional loan received from Cantomi Uruguay S.A., a company owned and controlled by the Company’s Non-Executive Chairman, Carlos J. Miguens.

North America

This segment includes the results of Patagonia Gold Corp (“PGC”), Patagonia Gold Canada Inc, 1494716 Alberta Ltd. (“AL”) and Hunt Gold USA LLC (“HGU”). These entities are holding companies and do not generate any revenues. PGC, AL and HBU were acquired as part of the reverse acquisition during 2019 and their results of operations prior to the reverse acquisition are not incorporated in the consolidated financial statements for the year ended December 31, 2019 and 2018.

Administrative expense during the year ended December 31, 2019 was $307 compared to $80 during the year ended December 31, 2018. The increase in administrative expenses was a result of the operations of new entities acquired in the reverse acquisition.

Interest expense during the year ended December 31, 2019 was of $584 compared to $Nil during the year ended December 31, 2018. The increase in interest expense during 2019 was a result of debts assumed in the reverse acquisition during the year.

Summary of Results of Operations:

	December 31, 2019 $’000	December 31, 2018 $’000	Change Favorable (Unfavorable) $’000
Revenue	$21,938	$47,441	$(25,503)
Net income (loss) for the year	$(9,675)	$(7,846)	$(1,829)
Net income (loss) per share – basic	$(0.03)	$(0.03)	$-
Net income (loss) per share – diluted	$(0.03)	$(0.03)	$-
Working capital	$(22,484)	$(17,541)	$(4,943)
Total assets	$54,789	$47,208	$7,581
Total non-current liabilities	$17,581	$1,305	$(16,276)
Total shareholders' equity	$9,176	$16,493	$(7,317)

The change in working capital is due to increase in increase in bank indebtedness, additional accounts payable and accrued liabilities acquired as part of the reverse acquisition during the year and due to write down of inventory recognized during 2019.

The decrease in shareholders’ equity was due to the net loss for the year and partially offset by increase in the capital stock due to shares issued in the reverse acquisition during the year.

Total assets increased primarily due to the assets acquired in the reverse acquisition and the normal fluctuations in operations, reduction in inventory levels and depreciation of property, plant and equipment.

Non-current liabilities increased during 2019 as result of a loan facility provided by Cantomi Uruguay S.A., a company owned and controlled by the Company’s Non-Executive Chairman, Carlos J. Miguens and additional long-term debt assumed in the reverse acquisition during the year.

Cash flow discussion for the year ended December 31, 2019 and 2018

The Company generated $2,774 of cash from operating activities for the year ended December 31, 2019 compared to $11,769 for the year ended December 31, 2018. The decrease in cash from operating activities was mainly due to lower net income during 2019 after adjusting for non-cash charges such as depreciation, asset retirement obligation, impairment and inventory write down.

Cash used in investing activities for the year ended December 31, 2019 was $880 compared to $11,858 for the year ended December 31, 2018.The large variance in cash used in investing activities was primarily due to purchase of mining rights, during the year ended December 31, 2018 for $14,612. The Company had acquired the Calcatreu gold asset in Rio Negro, Argentina, by way of acquiring 100% of the shares of Minera Aquiline Argentina S.A. (“MASA”), the difference between the fair value of the net asset and the price paid for the 100% of the shares of MASA, $14,612, is related to the rights to explore and mine the Calcatreu Deposit.

Cash from financing activities for the year ended December 31, 2019 was $593 compared to $4,470 of cash used during the year ended December 31, 2018. During 2019, the company’s bank indebtedness increased by $2,608 and the Company received $8,515 in additional proceeds from loans with related parties and repaid $10,530 of other loans. During 2018, the company’s bank indebtedness increased by $7,877 and the Company received $6,278 from loans and repaid $18,625.

Financial Position

Cash

The company has cash on hand of $685 as of December 31, 2019 compared to $660 as of December 31, 2018.

Receivables

Current receivables are $1,516 as of December 31, 2019 compared to $4,923 as of December 31, 2018. The $3,407 decrease in current receivables was mainly due to collection of Value added tax (“VAT”) during 2019.

Non-current receivables are $3,814 as of December 31, 2019 compared to $3,072 as of December 31, 2018. The $742 increase in non-current receivables was mainly due increase in recoverable VAT and other recoverable costs.

Inventory

The company has inventory of $3,347 as of December 31, 2019 compared to $6,286 as of December 31, 2018. The decrease in inventory is mainly due to $2,368 write down recognized during 2019 as result of closure of Lomada and putting Cap-Oeste on care and maintenance.

Property, plant and equipment (“PPE”)

The company has PPE of $10,508 as of December 31, 2019 compared to $9,478 as of December 31, 2018. PPE increased by $1,030 mainly due to the assets acquired in the reverse acquisition. See Note 26 in the notes to the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 for more information regarding the reverse acquisition.

Bank indebtedness

The company has bank indebtedness of $14,989 as of December 31, 2019 compared to $12,381 as of December 31, 2018. The increase in bank indebtedness was a result on drawing down against the existing lines of credit for operational purposes.

Accounts payable and accrued liabilities

The company has accounts payable and accrued liabilities of $5,992 as of December 31, 2019 compared to $6,681 as of December 31, 2018. The decrease in accounts payable and accrued liabilities was a result of normal fluctuations in operations.

Accounts payable with related parties

The company has accounts payable with related parties of $6,717 as of December 31, 2019 compared to $246 as of December 31, 2018. The increase in accounts payable with related parties is a result of administrative expenses and interest payable to a company controlled by a director. This liability was assumed in the reverse acquisition during the year. See Note 26 in the notes to the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 for more information regarding the reverse acquisition.

Loan payable and current portion of long-term debt

The company has loan payable and current portion of long-term debt of $334 as of December 31, 2019 compared to $10,102 as of December 31, 2018. The decrease in loan payable and current portion of long-term debt was due to repayment of short-term loans that the Company uses to financing ongoing operational requirements.

Long-term debt with related parties

The company has long-term debt with related parties of $11,708 as of December 31, 2019 compared to $Nil as of December 31, 2018.

In February 2019, the Company announced that Cantomi Uruguay S.A., a company owned and controlled by the Company’s Non-Executive Chairman, Carlos J. Miguens, had provided a two year $15,000 loan facility that will be utilized to fund the Company’s activities going forward, while the review of the Cap-Oeste underground option is ongoing together with the Feasibility Study of its flagship Calcatreu project. As of December 31, 2019, there is $7,908 owing under the loan facility. Additional long-term debts with related parties were acquired as part of the reverse acquisition during 2019.

Capital Stock

The company has capital stock of $2,588 as of December 31, 2019 compared to $301 as of December 31, 2018. The increase in capital stock is due to the shares issued in the reverse acquisition. See Note 26 in the notes to the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 for more information regarding the reverse acquisition.

Segment Information

All of the Company's operations are in the mineral properties exploration industry with its principal business activity in mineral exploration. The Company conducts its activities primarily in Argentina. All of the Company's long-lived assets are located in Argentina.

The Company’s net income/(loss) and its geographic allocation of total assets and total liabilities may be summarized as follow

For the year ended December 31, 2019
	Lomada Project	Cap- Oeste Project	Calcatreu Project	Martha and La Josefina Projects	Argentina Uruguay and Chile	UK	North America	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Revenue	$4,750	$14,903	$-	$2,285	$-	$-	$-	$21,938
Cost of sales	(3,879)	(11,006)	-	(1,545)	-	-	-	(16,430)
Gross profit	$871	$3,897	$-	$740	$-	$-	$-	$5,508

Operating expense
Exploration expense	$-	$(227)	$(1,300)	$(300)	$(1,931)	$-	$-	$(3,758)
Administrative expense	-	-	(279)	(871)	(4,072)	(1,433)	(307)	(6,962)
Depreciation expense	-	-	(18)	(115)	(67)	(100)	-	(300)
Impairment of mineral properties	-	-	-	-	-	(1,996)	-	(1,996)
Share-based payments	-	-	-	-	-	(40)	(87)	(127)
Interest expense	-	-	-	-	(765)	(782)	(584)	(2,131)
Total operating expense	$-	$(227)	$(1,597)	$(1,286)	$(6,835)	$(4,351)	$(978)	$(15,274)

Other income/(expense)
Interest income	$-	$-	$34	$-	$157	$-	$-	$191
Gain/(loss) on foreign exchange	-	-	(11)	(152)	628	(440)	352	377
Accretion expense	(46)	(39)	-	(94)	-	-	-	(179)
Total other income/(expense)	$(46)	$(39)	$23	$(246)	$785	$(440)	$352	$389

Income/(loss) – before income tax	$825	$3,631	$(1,574)	$(792)	$(6,050)	$(4,791)	$(626)	$(9,377)
Income tax/(benefit)	-	-	(193)	(866)	761	-	-	(298)
Net income/(loss)	$825	$3,631	$(1,767)	$(1,658)	$(5,289)	$(4,791)	$(626)	$(9,675)

For the year ended December 31, 2018
	Lomada Project	Cap- Oeste Project	Calcatreu Project	COSE Project	Argentina Uruguay and Chile	UK	North America	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Revenue	$-	$47,441	$-	$-	$-	$-	$-	$47,441
Cost of sales	-	(36,361)	-	-	-	-	-	(36,361)
Gross profit	$-	$11,080	$-	$-	$-	$-	$-	$11,080

Operating expense
Other operating income	$-	$-	$-	$1,505	$-	$-	$-	$1,505
Exploration expense	-	-	(1,720)	-	(82)	-	-	(1,802)
Administrative expense	-	-	(61)	-	(4,706)	(1,005)	(80)	(5,852)
Depreciation expense	-	-	(105)	-	(60)	-	-	(165)
Impairment of mineral properties	-	-	-	-	-	-	-	-
Share-based payments	-	-	-	-	-	(190)	-	(190)
Interest expense	-	-	-	-	(1,275)	(390)	-	(1,665)
Total operating expense	$-	$-	$(1,886)	$1,505	$(6,123)	$(1,585)	$(80)	$(8,169)

Other income/(expense)
Interest income	$-	$-	$-	$-	$142	$-	$-	$142
Gain/(loss) on foreign exchange	-	-	(71)	-	(12,252)	1,026	(1,464)	(12,761)
Accretion expense	-	-	-	-	(578)	-	-	(578)
Total other income/(expense)	$-	$-	$(71)	$-	$(12,688)	$1,026	$(1,464)	$(13,197)

Income/(loss) – before income tax	$-	$11,080	$(1,957)	$1,505	$(18,811)	$(559)	$(1,544)	$(10,286)
Income tax/(benefit)	-	-	-	-	2,440	-	-	2,440
Net income/(loss)	$-	$11,080	$(1,957)	$1,505	$(16,371)	$(559)	$(1,544)	$(7,846)

Liquidity and Capital Resources

At December 31, 2019, the Company had a working capital deficiency of $22,484 as compared to a working capital deficiency of $17,541 at December 31, 2018. The working capital change is due to the $2,368 inventory write down for Cap-Oeste. In addition, working capital decreased due to a reduction in revenue decreasing receivables from $4,923 for the year ended December 31, 2018 to $1,516 for the year ended December 31, 2019.

The Company’s capital management objectives are:

•	to ensure the Company’s ability to continue as a going concern;
•	to fund projects from raising capital from equity placements rather than long-term borrowings;
•	to increase the value of the assets of the business; and
•	to provide an adequate return to shareholders in the future when new or existing exploration assets
•	are taken into production.

These objectives will be achieved by maintaining and adding value to existing extraction projects and identifying new exploration projects, adding value to these projects and ultimately taking them through to production and cash flow, either with partners or by the Company’s means.

The Company sets the amount of capital in proportion to its overall financing structure (i.e. equity and financial liabilities). The Company manages the capital structure and makes adjustments to it in the light of changes in economic conditions and the risk characteristics of the underlying assets.

In February 2019, the Company announced that Cantomi Uruguay S.A., a company owned and controlled by the Company’s Non-Executive Chairman, Carlos J. Miguens, had provided a two year $15,000 loan facility that will be utilized to fund the Company’s activities going forward, while the review of the Cap-Oeste underground option is ongoing together with the Feasibility Study of its flagship Calcatreu project. As of December 31, 2019, there is $7,908 owing under the loan facility.

The Company also has access to operating lines of credit. As at December 31, 2019, the Company had drawn $14,989 against the credit facilities. The lines of credit had an original maturity date of June 30, 2020 and were subsequently renewed with a January 31, 2021 maturity date.

On October 30, 2020, the Company entered into an agreement with director Tim Hunt and his related parties to convert an aggregate of $10,000 of outstanding debt into 44,040,277 common shares of the Company at a price per share that is equal to CAD $0.30. The converted debt includes $4,822 of principal and accrued interest and $ 5,178 in accounts payable in respect of interest, rent and administration expenses. The balance of $1,458 owing to Tim Hunt is expected to be settled in full by December 10, 2020 by a cash payment of $720 plus 7% accrued interest.

Off-balance sheet arrangements

As at December 31, 2019, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

COVID-19

Subsequent to the year ended December 31, 2019, the outbreak of the novel coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

The Company has determined that these events are non‑adjusting subsequent events. Accordingly, the financial position and results of operations as of and for the year ended December 31, 2019 have not been adjusted to reflect their impact. The duration and impact of COVID‑19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time but it could have a material impact on the Company’s future operations and performance. It is not possible to reliably estimate the duration and severity of these consequences, as well as their impact on the financial position and results of the Company for future periods.

With the lockdown measures implemented by the government of Argentina, the Company was forced to pause its activities for approximately 30 days. On April 2, 2020, the government declared mining as an essential service and the Company was able to resume operations at most of the sites.

Proposed Transactions

There are no proposed material transactions. However, as is typical of the mineral exploration and development industry, management continually reviews potential merger, acquisition, investment, and joint venture transactions and opportunities that could enhance shareholder value. There is no guarantee that any contemplated transaction will be concluded.

Contractual Obligation

		Payments due by period
	Total $’000	< 1 year $’000	1-3 years $’000	3-5 years $’000	> 5 years $’000

Long-term debt	12,220	200	12,020	-	-
TOTAL	$12,220	$200	$12,020	$-	$-

Critical Accounting Policies and Developments

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible receivables, mineral reserves, inventories, asset retirement obligations, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 6 in the notes to the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 for more information regarding the critical accounting judgements and estimated applied by the Company.

The accounting policies followed by the Company are set in Note 4 in the notes to the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

See Note 5 in the notes to the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 for more information regarding the impact of recent accounting pronouncements.

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

Year ended December 31, 2019
(in 000’s, except per unit amounts)	Cap-Oeste	Lomada de Leiva	Martha
Cost of sales	$11,006	$3,879	$1,545
Less: Inventory impairment	(2,368)	-	-
Less: Depreciation	(979)	(1,049)	(115)
Less: Other charges and timing differences (1)	(1,594)	(1,096)	(711)
Cash costs	$6,065	$1,734	$719
Add: Depreciation (2)	826	568	92
Cash costs and depreciation	$6,891	$2,302	$811

Ounces produced	$10,585	$3,969	$1,008

Cash costs per ounce	$573	$437	$714
Cash costs and depreciation per ounce	$651	$580	$805

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements required by this item are set forth beginning on page F-1.

Patagonia Gold Corp.

Report of Independent Registered Public
Accounting Firm
Grant Thornton LLP Suite 1600 333 Seymour Street Vancouver, BC V6B 0A4 T +1 604 687 2711 F +1 604 685 6569

To the Board of Directors and Shareholders of Patagonia Gold Corp.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Patagonia Gold Corp. (the “Company”) as of December 31, 2019 and December 31, 2018 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Material uncertainty related to going concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company incurred a net loss of $9.7 million during the year ended December 31, 2019, and as of that date, the Company had negative working capital of $22.5 million and an accumulated deficit of $174.3 million. These conditions, along with other matters as set forth in Note 3, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Chartered Professional Accountants
Licensed Public Accountants
                                                            We have been the Company’s auditor since February 2020.
Vancouver, Canada
June 15, 2020, (except Note 29, which is as of November 16, 2020)

Patagonia Gold Corp. Consolidated Balance Sheets December 31, 2019 and 2018 (in thousands of U.S. dollars)

	Note	December 31, 2019	December 31, 2018
		$’000	$’000
Current Assets
Cash	22	$685	$660
Receivables	13, 23	1,516	4,923
Inventories	7	3,347	6,286
Total Current Assets		5,548	11,869

Non-Current Assets
Mineral Properties	8, 26	8,610	2,525
Mining Rights	10	16,997	16,475
Property, plant and equipment	12	10,508	9,478
Goodwill	26	4,379	-
Other financial assets	11, 23	334	11
Deferred tax assets	28	4,599	3,778
Other receivable	14, 23	3,814	3,072
Total Non-Current Assets		49,241	35,339
Total Assets		$54,789	$47,208

Current Liabilities
Bank indebtedness	15	$14,989	$12,381
Accounts payable and accrued liabilities	16, 21, 23	5,992	6,681
Accounts payable with related parties	16, 21, 23	6,717	246
Loan payable and current portion of long-term debt	17, 21, 23	334	10,102
Total Current Liabilities		28,032	29,410

Non-Current Liabilities
Long-term debt	18, 23	312	674
Long-term debt with related parties	18, 21, 23	11,708	-
Asset retirement obligation	9	2,812	552
Deferred tax liabilities	28	2,693	-
Other long-term payables		56	79
Total Non-Current Liabilities		17,581	1,305
Total Liabilities		45,613	30,715

Commitments and Contingencies (note 27)

Stockholders’ Equity
Capital stock: Authorized - Unlimited No Par Value Issued and outstanding – 317,943,990 common shares (December 31, 2018 - 63,588,798 common shares)	20	2,588	301
Preferred shares - Unlimited No Par Value Issues and outstanding - nil (December 31, 2018 – nil)	20	-	-
Additional paid in capital		181,676	181,549
Accumulated Deficit		(174,270)	(164,717)
Accumulated other comprehensive income (loss)		(575)	(519)
Total Stockholders' Equity attributable to the parent:		9,419	16,614
Non-controlling interest		(243)	(121)
Total Stockholders' Equity		9,176	16,493
Total Liabilities and Stockholders’ Equity		$54,789	$47,208
Going Concern (note 3)
Subsequent events (note 29)

The accompanying notes form an integral part of these consolidated financial statements.

Patagonia Gold Corp. Consolidated Statements of Operations and Comprehensive Income (Loss) For the Year Ended December 31, 2019 and 2018 (in thousands of U.S. dollars)

	Note	December 31, 2019	December 31, 2018
		$’000	$’000
Revenue		$21,938	$47,441
Cost of Sales	7	(16,430)	(36,361)
Gross Profit		$5,508	$11,080

Operating Income (Expenses):
Other operating income		-	1,505
Exploration expenses		(3,758)	(1,802)
Administrative expense	22	(7,262)	(6,017)
Impairment of mineral properties	8	(1,996)	-
Share-based payments expense	20	(127)	(190)
Interest expense		(2,131)	(1,665)
Total operating expense:		$(15,274)	$(8,169)

Other Income/(Expenses)
Interest income	11	191	142
Gain/(Loss) on foreign exchange		377	(12,761)
Accretion expense	9	(179)	(578)
Total other income/(expenses)		389	(13,197)
Income (Loss) – before income taxes		$(9,377)	$(10,286)

Income tax benefit (expense)	28	(298)	2,440
Net Income (Loss)		$(9,675)	$(7,846)

Attributable to non-controlling interest		(122)	(528)
Attributable to equity share owners of the parent		(9,553)	(7,318)
		$(9,675)	$(7,846)
Other Comprehensive Income (Loss) net of tax
Change in fair value of investment	11	(28)	(13)
Foreign currency translation adjustment		(28)	(2,824)
Total Other comprehensive Income (Loss)		$(56)	$(2,837)
Total Comprehensive Income (Loss)		$(9,731)	$(10,683)

Weighted average shares outstanding – basic and diluted	19	282,306,312	254,387,482

Net Income (Loss) per share – Basic and Diluted	19	$(0.03)	$(0.03)

The accompanying notes form an integral part of these consolidated financial statements.

Patagonia Gold Corp. Consolidated Statement of Shareholders’ Equity December 31, 2019 and 2018 (in thousands of U.S. dollars)

	Capital Stock	Preferred Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Total Attributable to parent	Non-Controlling Interest	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Balance - January 1, 2018	31,868	-	(157,399)	2,318	149,982	26,769	407	27,176
Share Reorganization (note 21)	(31,567)	-	-	-	31,567	-	-	-
Net Income (Loss)	-	-	(7,318)	-	-	(7,318)	(528)	(7,846)
Other Comprehensive Loss	-	-	-	(2,837)	-	(2,837)	-	(2,837)
Balance - December 31, 2018	301	-	(164,717)	(519)	181,549	16,614	(121)	16,493
Shares issued in reverse Acquisition (note 26)	2,287	-	-	-	-	2,287	-	2,287
Net Income (Loss)	-	-	(9,553)	-	-	(9,553)	(122)	(9,675)
Share based payment	-	-	-	-	127	127	-	127
Other comprehensive income	-	-	-	(56)	-	(56)	-	(56)
Balance - December 31, 2019	2,588	-	(174,270)	(575)	181,676	9,419	(243)	9,176

The accompanying notes form an integral part of these consolidated financial statements

Patagonia Gold Corp. Consolidated Statements of Cash Flows December 31, 2019 and 2018 (in thousands of U.S. dollars)
	Note	2019	2018
		$’000	$’000
Cash Flow From Operating Activities
Net Income/(Loss)		$(9,675)	$(7,846)
Items not affecting cash
Depreciation of property, plant and equipment	22	1,844	4,512
Depreciation of mining rights	22	100	100
Share based payment expense	20	127	190
Asset retirement obligation	9	1,342	(712)
Write-down of inventory	7	2,368	8,881
Impairment of asset		1,996	690
Accretion expense	9	179	578
Deferred tax benefit/(expense)		298	(2,440)
		(1,421)	3,953
Net change in non-cash working capital items
(Increase)/decrease in receivables		3,863	3,841
(Increase)/decrease in deferred tax assets		1,787	1,548
(Increase)/decrease in inventory		1,477	6,932
(Increase)/decrease in other financial assets		32	-
Increase/(decrease) in accounts payable and accrued liabilities		(3,116)	(4,094)
Increase/(decrease) in accounts payable and accrued liabilities with related parties		301	-
Increase/(decrease) in other long-term payables		(23)	(82)
Increase/(decrease) in transaction taxes payable		(126)	(329)
		4,195	7,816
Net cash provided by/(used in) operating activities		2,774	11,769

Cash Flows from Investing Activities
Purchase of property, plant and equipment	12	(777)	(4,063)
Purchase of mineral property	8	(216)	(698)
Purchase of mining rights		-	(14,612)
Proceeds from disposal of property, plant and equipment		113	7,515
Net cash provided by/(used in) investing activities		(880)	(11,858)

Cash Flow from Financing Activities
Bank indebtedness		2,608	7,877
Proceeds from loans		-	6,278
Proceeds from loans with related parties		8,515	-
Repayment of loans		(10,530)	(18,625)
Net cash provided by/(used in) financing activities		593	(4,470)

Net Increase/(Decrease) in Cash		2,487	(4,559)
Effect of Foreign Exchange on Cash		(2,462)	3,934
Cash, Beginning of Year		660	1,285
Cash, End of the Year		$685	$660

Taxes paid		(126)	(329)
Interest paid		(416)	(634)
Supplemental Non-Cash Information
Change in value of investments		(28)	(13)

The accompanying notes form an integral part of these consolidated financial statements.

Patagonia Gold Corp. Notes to Financial Statements (in thousands of U.S. dollars unless otherwise stated)

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

2. Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP).

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
2. Going Concern
3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2019, the Company had net loss of $9,675. As at December 31, 2019, the Company has negative working capital of $22,484 and had an accumulated deficit of $174,270. The Company’s ability to continue as a going concern is dependent upon the ability to generate cashflows from operations and obtain financing. The Company intends to continue funding operations through operation of Cap-Oeste, Lomada, Martha, La Josefina project and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2020. There can be no assurance that the steps management is taking will be successful.

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

The Company’s functional currency is the Canadian dollar. The Company’s subsidiaries have functional currencies in Canadian dollars (“CAD”), US dollars (“US”), Chilean Peso (“CH$”) and Great Britain Pound (“GBP”). These consolidated financial statements are translated to their US dollar equivalents using the current rate method. Under this method, the statements of operations and comprehensive loss and cash flows for each period have been translated using the average exchange rates prevailing during each period. All assets and liabilities have been translated using the exchange rate prevailing at the balance sheet date. Translation adjustments are recorded as income or losses in other comprehensive income or loss. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying consolidated statement of operations and comprehensive income/(loss).

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

See Note 23 to the Consolidated Financial Statements for fair value disclosures.

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

Repairs and maintenance costs are charged to these consolidated statement of operations and comprehensive income/(loss) during the period in which they are incurred.

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

During the year ended December 31, 2019, the Company performed an analysis of the San José Project in Uruguay and determined that the long-lived asset for the San José Project was impaired. A non-cash impairment charge of $1,996 was recorded and allocated to mineral properties (see Note 8).

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

The Company operates in multiple jurisdictions which involves dealing with uncertainties and judgments in the application of complex tax regulations. The final taxes paid or recovered are dependent upon many factors including resolutions arising from federal and state audits. The Company changes is tax assets and liabilities in light of the changing facts and circumstances but due to the complexity of the uncertainties in the tax regulations, the ultimate tax liability or asset could be materially different from the Company’s estimate recorded in the financial statements.

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

As such, the Company has considered Argentina to be a highly inflationary economy. In accordance with ASC 830, beginning on July 1 the functional currency of the Company’s Argentinian subsidiaries was changed to the Company’s reporting currency ($USD). The following table presents the application ASC 830-10 for a highly inflationary economy for the conversion of account balances:

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

6. Critical accounting judgments and estimates

(a) Significant judgments

Preparation of the consolidated financial statements requires management to make judgments in applying the Company's accounting policies. Judgments that have the most significant effect on the amounts recognized in these consolidated financial statements relate to functional currency, income taxes, provisions, highly inflationary economy, title to mineral proerty interest and reclamation and closure cost obligations. These judgments have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year.

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

7. Inventories

	December 31, 2019	December 31, 2018
	$’000	$’000

Gold held on carbon	$1,422	$1,571
Silver and gold concentrate	157	-
Material stockpiles	-	2,996
Materials and supplies	1,768	1,719
	$3,347	$6,286

During the year ended December 31, 2019, the Company closed the Lomada project and put the Cap-Oeste project into care and maintenance. As a result, the carrying value of inventory for these projects has been reviewed for impairment. The net realizable value of the inventory is less than the costs incurred in establishing the ore stockpile and therefore a write down of $2.37 million was required and is recorded in cost of sales in these consolidated statements of operations and comprehensive income (loss).

8. Mineral properties

	Mining assets	Surface rights acquired	Total
	$’000	$’000	$’000
Cost
Balance at January 1, 2018	$1,280	$847	$2,127
Additions	500	198	698
Exchange differences	-	(300)	(300)
Balance December 31, 2018	$1,780	$745	$2,525
Reverse acquisition (Note 26)	6,830	1,035	7,865
Additions	216	-	216
Impairment	(1,996)	-	(1,996)
Balance December 31, 2019	$6,830	$1,780	$8,610

Trilogy Mining Corporation

In January 2016, Patagonia Gold PLC (PGP) entered into an earn–in agreement with Trilogy Mining Corporation (“Trilogy”) in relation to the San José Project in Uruguay. This has been recognized within mining assets at a cost of $1,996 (2018: $1,780). In December 2019, the Company announced the termination of its option agreement with Trilogy and in exchange has received common shares of Trilogy, that will result in PGP owning 42.5% of the then issued and outstanding shares of Trilogy. Owing to this during the year ended December 31, 2019 the Company has impaired $1,996 of mining asset related to San José Project in Uruguay and is recorded in Operating expenses in the consolidated statements of operations and comprehensive income (loss).

Surface rights

The Company owns the surface rights of land encompassing the Estancia La Bajada, Estancia El Tranquilo, Estancia El Rincon, Estancia La Josefina and the Estancia 1° de Abril.

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

In July 2007, the Company entered into an agreement (subsequently amended) with Fomicruz which provides that, in the event that a positive feasibility study is completed on the La Josefina property, a Joint Venture Corporation (“JV Corporation”) would be formed by the Company and Fomicruz. The Company would own 81% of the joint venture company and Fomicruz would own the remaining 19%. Fomicruz has the option to earn up to a 49% participating interest in the JV Corporation by reimbursing the Company an equivalent amount, up to 49%, of the exploration investment made by the Company. The Company has the right to buy back any increase in Fomicruz’s ownership interest in the JV Corporation at a purchase price of $0.2 million per each percentage interest owned by Fomicruz down to its initial ownership interest of 19%; the Company can also purchase 10% of the Fomicruz’s initial 19% JV Corporation ownership interest by negotiating a purchase price with Fomicruz. Under the agreement, the Company has until the end of 2019 to complete cumulative exploration expenditures of $18 million and determine if it will enter into production on the property. As at December 31, 2018, the Company had incurred approximately $20 million and is in current discussions with Fomicruz to develop a plan for production. In October 2019, the agreement was extended until April 30, 2021 which period may be extended for an additional one-year term.

As at December 31, 2019, this project has a carrying amount of $Nil (2018 - $Nil) on the consolidated balance sheet.

9. Asset retirement obligation

The Company is legally required to perform reclamation on sites where environmental disturbance is caused by the development or on-going mining of a property to restore it to its original condition at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of that liability as an asset retirement obligation. The total amount of undiscounted cash flows required to settle the estimated obligation is $5,533 which has been discounted using a credit-adjusted rate of 24.94% (2018 – 24.94%) and an inflation rate of 2.29% (2018 – 2.29%).

The following table describes the changes to the Company's asset retirement obligation liability:

	December 31, 2019	December 31, 2018
	$’000	$’000
Asset retirement obligation at beginning of year	$552	$686
Reverse acquisition (note 26)	739	-
Change in estimate	1,342	(712)
Accretion expense	179	578
Asset retirement obligation at end of year	$2,812	$552

10. Mining Rights

	Fomicruz Agreement	Minera Aquiline Argentina	Total
	$’000	$’000	$’000

Balance at January 1, 2018	$3,388	$-	$3,388
Additions	-	14,612	14,612
Amortization	(100)	-	(100)
Exchange differences	-	(1,425)	(1,425)
Balance December 31, 2018	$3,288	$13,187	$16,475
Amortization	(100)	-	(100)
Exchange differences	-	622	622
Balance December 31, 2019	$3,188	$13,809	$16,997

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

11. Other Financial Assets

The Company has short-term investments in equity securities which are recorded at fair value through other comprehensive income/(loss). As of the year ended December 31, 2019, the value of the short-term investments in equity decreased to $8. The change in the fair value of $3 for the year ended December 31, 2019 is recorded as other comprehensive loss in the Company’s consolidated statement of operations and comprehensive income/(loss).

The Company has a performance bond that was originally required to secure the Company’s rights to explore the La Josefina property. It is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600 and a maturity date of 2035. The bond trades in the secondary market in Argentina. The bond was originally purchased for $247. As of the year ended December 31, 2019, the value of the bond increased to $326. The change in the face value of the performance bond of $25 for the year ended December 31, 2019 ended is recorded as other comprehensive income/(loss) in the Company’s consolidated statement of operations and comprehensive income/(loss).

Since Cerro Cazador S.A. (“CCSA”) fulfilled its exploration expenditure requirement mandated by the agreement with Fomicruz, the performance bond was no longer required to secure the La Josefina project. Therefore, in September 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project. As of December 31, 2019, there are no restrictions on the performance bond.

12. Property, Plant and Equipment

	Plant	Buildings	Vehicles and Equipment	Improvements and advances	Total
	$’000	$’000	$’000	$’000	$’000
Cost
Balance at December 31, 2017	$8,242	$356	$15,234	$1,065	$24,897
Additions	576	-	3,263	224	4,063
Disposals	-	-	(56)	-	(56)
Transfers	-	-	344	(344)	-
Foreign exchange difference	(2,917)	(126)	(5,327)	(379)	(8,749)
Balance at December 31, 2018	$5,901	$230	$13,458	$566	$20,155
Reverse acquisition (Note 26)	1,732	69	409	-	2,210
Additions	203	-	244	330	777
Disposals	-	-	(326)	(51)	(377)
Transfers	-	-	106	(106)	-
Balance at December 31, 2019	$7,836	$299	$13,891	$739	$22,765

Accumulated depreciation
Balance at December 31, 2017	$4,505	$45	$3,960	$-	$8,510
Disposals	-	-	(41)	-	(41)
Depreciation for the year	2,849	4	1,659	-	4,512
Impairment	-	-	690	-	690
Foreign exchange difference	(1,593)	(16)	(1,385)	-	(2,994)
Balance at December 31, 2018	$5,761	$33	$4,883	$-	$10,677
Disposals	-	-	(264)	-	(264)
Depreciation for the year	144	9	1,691	-	1,844
Balance at December 31, 2019	$5,905	$42	$6,310	$-	$12,257

Net book value
At December 31, 2018	$140	$197	$8,575	$566	$9,478
At December 31, 2019	$1,931	$257	$7,581	$739	$10,508

13. Receivables

	December 31,	December 31,
	2019	2018
	$’000	$’000
Receivable from sale	$150	$-
Value added tax ("VAT") recoverable	880	3,843
Other receivables	486	1,080
Total receivables	$1,516	$4,923

14. Other Receivables

	December 31,	December 31,
	2019	2018
	$’000	$’000
Value added tax ("VAT") recoverable	$1,226	$1,097
Other receivables	2,588	1,975
Total Other Receivables	$3,814	$3,072

15. Bank indebtedness

As at December 31, 2019, the Company has bank indebtedness of $14,989 (2018 – $12,381) in the form of operating lines of credit which have an interest rate of 1.5% plus refinancing rate and mature on the June 30, 2020. As at December 31, 2019, the interest rate on the lines of credit is 2.75%. The lines of credit have no specific terms of repayment and the Company renews them every year.

16. Accounts payable and accrued liabilities

	December 31,	December 31,
	2019	2018
	$’000	$’000
Trade accounts payable and accrued liabilities	$5,102	$4,695
Income tax	-	462
Other accruals	890	1,524
Accounts payable to related parties (note 21)	6,717	246
Total	$12,709	$6,927

17. Loan payable and current portion of long-term debt

	December 31,	December 31,
	2019	2018
	$’000	$’000
Current portion of long-term debt (note 18)	$200	$37
Leases payable	134	393
Loans payable	-	9,672
Total	$334	$10,102

18. Long-term debt

	December 31,	December 31,
	2019	2018
	$’000	$’000
Loan to related party secured by a letter of guarantee from the Company, at 5% interest per annum, due 2021 (note 21)	$7,908	$-

Loan to related party secured by assets of the Company payable 5.75% interest per annum, due 2022	512	711

Acquired in reverse acquisition. Unsecured loan payable to related party at 8% interest per annum, due 2022 (note 21 and 26)	990	-

Acquired in reverse acquisition. Unsecured loan payable to related party at 8% interest per annum, due 2021 (note 21 and 26)	826	-

Acquired in reverse acquisition. Unsecured loan payable to related party at 7% interest per annum, due 2021 (note 21 and 26)	1,038	-

Accrued interest on debt	946	-
	$12,220	$711
Less current portion	(200)	(37)
	$12,020	$674

Principal payments on long-term debts are due as followed:

Year ending December 31,
2020	200
2021	9,546
2022	2,474

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

For the year ended December 31, 2019, there were 7,650,000 stock options that were not included in the diluted earnings per share calculation as the shares would be antidilutive.

	December 31,	December 31,
	2019	2018
Net income (loss) ($’000)	$(9,675)	$(7,846)
Weighted average number of common shares outstanding – basic and diluted	282,306,312	254,387,482
Net income (loss) per share	$(0.03)	$(0.03)

20. Capital stock

Authorized:
Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued:

Common Shares	Year ended		Year ended
	December 31, 2019		December 31, 2018
	Number	Amount	Number*	Amount
		$’000		$’000
Balance, beginning of year	254,355,192	$301	25,436,715,471	$31,868
Share reorganization	-	-	(25,182,360,279)	(31,567)
Share issued in reverse acquisition (note 26)	63,588,798	2,287	-	-
Balance, end of year	317,943,990	$2,588	254,355,192	$301

*The comparative share capital amounts for the year ended December 31, 2018 have been retroactively adjusted to reflect the legal capital of the Patagonia Gold Corp. (accounting acquiree). These amounts have been multiplied by 10.76 to reflect the shares issued to Patagonia Gold PLC in the reverse acquisition transaction.

Preferred shares are non-redeemable and non-transferrable with discretionary dividends and hence are classified as equity. Preferred shares shall be issued at a price of $0.30 per share and will not have voting rights. As of December 31, 2019, there were no preferred shares issued by the Company (2018 - nil).

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

	December 31, 2019		December 31, 2018
	Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of year	1,706,830	$13.896	171,808,000	$0.139
After Share reorganization	-	$-	1,718,080	$13.903
Granted	7,650,000	$0.065	-	$-
Expiration of stock options	(1,706,830)	$13.896	(11,250)	$13.886
Balance, end of year	7,650,000	$0.065	1,706,830	$13.896

	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on December 31, 2018
Stock options	$0.065	7,650,000	4.74	$0.065	7,650,000

On May 29, 2019, all outstanding stock option holders consented to the cancellation of their outstanding stock options.

On September 25, 2019, the Company granted 7,650,000 options to directors, officers, and employees with an exercise price of CAD $0.065 and an expiry date of September 25, 2024. The stock options vest one year after the date of grant. The fair value of the options on grant date was estimated to be $456 and the Company recognized an expense of $127 during the year. The fair value of the options were calculated using the Black-Scholes option pricing model and using the following assumptions:

Year ended
December 31, 2019
Discount rate	1.46%
Expected volatility	253.14%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD$ 0.06

Warrants
_____________
There are no warrants outstanding at 31 December 2019 as they expired without being exercised during the previous year at the end of their four-year term.

21. Related party transactions

Key management personnel include the members of the Board of Directors and executive officers of the Company. Related party transactions and balances not disclosed elsewhere in the Financial Statements are as follows:

Name and Principal Position		Remuneration, fees or interest expense	Loans or Advances	Remuneration, fees, or interest payments	Loan payments	Included in Accounts Payable	Included in Loan Payable and Long-term debt
		Year ended December 31				As at December 31, 2019 and December 31, 2018
		$’000	$’000	$’000	$’000	$’000	$’000
A company controlled by a director[1]	2019	-	-	-	-	6,374	-
- admin, office, and interest expenses	2018	-	-	-	-	-	-
A company controlled by a director	2019	346	7,908	33	-	227	8,163
- salaries and wages	2018	78	-	-	-	150	-
Directors	2019	337	-	317	-	116	-
- salaries and wages	2018	293	-	-	-	96	-
Director[1]	2019	-	347	-	-	-	3,545
-loans	2018	-	-	-	-	-	-

[1]	Balances owed to related parties were acquired as part of the reverse acquisition (Note 18 and 26)

As at December 31, 2019, the Company has $6,717 in accounts payable owing to related parties which relate primarily to funds advanced from companies controlled by directors in order to cover exploration costs.

22. Administrative expenses

	December 31, 2019	December 31, 2018
	$’000	$’000
General and administrative	$4,183	$3,466
Argentina statutory taxes	641	515
Professional fees	1,566	862
Operating leases	130	86
Directors’ remuneration	259	251
Gain on sale of property, plant and equipment	(83)	(42)
Depreciation of property, plant and equipment	1,844	4,512
Depreciation allocated to inventory	(1,644)	(4,447)
Amortization of mining rights	100	100
Consulting fees	18	26
Net impairment of assets	-	689
Transaction taxes expenses (income)	248	(1)
Total	$7,262	$6,017

23. Financial Instruments

The Company's financial instruments consist of cash, receivables, performance bond, accounts payable and accrued liabilities, loan payable, interest payable, and long-term debt.

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

Fair value

As at December 31, 2019, there were no changes in the levels in comparison to December 31, 2018. The fair values of financial instruments are summarized as follows:

	December 31, 2019		December 31, 2018
	Carrying amount	Fair value	Carrying amount	Fair value
	$’000	$’000	$’000	$’000
Financial Assets

Amortized cost
Cash (Level 1)	685	685	660	660

Available for sale
Other financial assets (Level 1)	334	334	11	11

Loans and receivables
Receivables and other receivable ¹	3,224	3,224	3,055	3,055

Financial Liabilities

Amortized cost
Bank indebtedness	14,989	14,989	12,381	12,381
Accounts payable and accrued liabilities	12,709	12,709	6,927	6,927
Loan payable and current portion of long-term debt	334	334	10,102	10,102
Long-term debt	13,026	12,020	674	674

¹ Amounts exclude value added tax (“VAT”) recoverable of $880 and $3,843 as at December 31, 2019 and 2018 respectively.

Cash and other financial assets are measured based on Level 1 inputs of the fair value hierarchy on a recurring basis.

The carrying value of receivables, other receivable, accounts payable and accrued liabilities, bank indebtedness, loan payable, interest payable, and long-term debt approximate their fair value because of the short-term nature of these instruments and because long-term debt approximates a market rate of interest. The Company assessed that there were no indicators of impairment for these financial instruments.

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

Concentration risk

The Company has concentrations of credit risk with respect to its trade receivables, the majority of which are concentrated internationally amongst a small number of customers. As at December 31, 2019, the Company had two customers whose trade receivables of $150 (2018 – $225) accounted for greater than 10% of the total trade receivables. The Company controls credit risk through monitoring procedures, and by performing credit evaluations of its customers, but generally does not require collateral to secure accounts receivable.

The Company has concentrations in the volume of sales it made to customers. For the year ended December 31, 2019, the Company made sales of $21,938 (2018 - $47,441) to two customers which accounted for greater than 10% of total revenue.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. At December 31, 2019, the Company had total cash balances of $685 (2018 - $660) at financial institutions, where $Nil (December 31, 2018- $Nil) is in excess of federally insured limits.

24. Non-controlling interest

Amount
$’000
Balance at December 31, 2017	$407
Share of 2018 operating income/(loss)	(528)
Balance at December 31, 2018	(121)
Share of operating income/(loss)	(122)
Balance at December 31, 2019	$(243)

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

The Company’s net income/(loss) and its geographic allocation of total assets and total liabilities may be summarized as follows:

	Lomada Project	Cap- Oeste Project	Calcatreu Project	Martha and La Josefina Projects	Argentina Uruguay and Chile	UK	North America	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Revenue	$4,750	14,903	$-	$2,285	$-	$-	$-	$21,938
Cost of sales	(3,879)	(11,006)	-	(1,545)	-	-	-	(16,430)
Gross profit	$871	3,897	$-	$740	$-	$-	$-	$5,508

Operating expense
Exploration expense	$-	(227)	$(1,300)	$(300)	$(1,931)	$-	$-	$(3,758)
Administrative expense	-	-	(279)	(871)	(4,072)	(1,433)	(307)	(6,962)
Depreciation expense	-	-	(18)	(115)	(67)	(100)	-	(300)
Impairment of mineral properties	-	-	-	-	-	(1,996)	-	(1,996)
Share-based payments	-	-	-	-	-	(40)	(87)	(127)
Interest expense	-	-	-	-	(765)	(782)	(584)	(2,131)
Total operating expense	$-	(227)	$(1,597)	$(1,286)	$(6,835)	$(4,351)	$(978)	$(15,274)

Other income/(expense)
Interest income	$-	-	$34	$-	$157	$-	$-	$191
Gain/(loss) on foreign exchange	-	-	(11)	(152)	628	(440)	352	377
Accretion expense	(46)	(39)	-	(94)	-	-	-	(179)
Total other income/(expense)	$(46)	(39)	$23	$(246)	$785	$(440)	$352	$389

Income/(loss) – before income tax	$825	3,631	$(1,574)	$(792)	$(6,050)	$(4,791)	$(626)	$(9,377)
Income tax/(benefit)	-	-	(193)	(866)	761	-	-	(298)
Net income/(loss)	$825	3,631	$(1,767)	$(1,658)	$(5,289)	$(4,791)	$(626)	$(9,675)

	Lomada Project	Cap- Oeste Project	Calcatreu Project	COSE Project	Argentina Uruguay and Chile	UK	North America	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Revenue	$-	$47,441	$-	$-	$-	$-	$-	$47,441
Cost of sales	-	(36,361)	-	-	-	-	-	(36,361)
Gross profit	$-	$11,080	$-	$-	$-	$-	$-	$11,080

Operating expense
Other operating income	$-	$-	$-	$1,505	$-	$-	$-	$1,505
Exploration expense	-	-	(1,720)	-	(82)	-	-	(1,802)
Administrative expense	-	-	(61)	-	(4,706)	(1,005)	(80)	(5,852)
Depreciation expense	-	-	(105)	-	(60)	-	-	(165)
Impairment of mineral properties	-	-	-	-	-	-	-	-
Share-based payments	-	-	-	-	-	(190)	-	(190)
Interest expense	-	-	-	-	(1,275)	(390)	-	(1,665)
Total operating expense	$-	$-	$(1,886)	$1,505	$(6,123)	$(1,585)	$(80)	$(8,169)

Other income/(expense)
Interest income	$-	$-	$-	$-	$142	$-	$-	$142
Gain/(loss) on foreign exchange	-	-	(71)	-	(12,252)	1,026	(1,464)	(12,761)
Accretion expense	-	-	-	-	(578)	-	-	(578)
Total other income/(expense)	$-	$-	$(71)	$-	$(12,688)	$1,026	$(1,464)	$(13,197)

Income/(loss) – before income tax	$-	$11,080	$(1,957)	$1,505	$(18,811)	$(559)	$(1,544)	$(10,286)
Income tax/(benefit)	-	-	-	-	2,440	-	-	2,440
Net income/(loss)	$-	$11,080	$(1,957)	$1,505	$(16,371)	$(559)	$(1,544)	$(7,846)

	Total Assets		Total liabilities
	December 31,		December 31
	2019	2018	2019	2018
	$’000	$’000	$’000	$’000
Argentina – Cap-Oeste	$9,116	$19,005	$2,629	$4,374
Argentina - Lomada	2,996	1,231	1,979	1,220
Argentina - Calcatreu	14,678	13,751	1,591	256
Argentina - Martha & La Josefina	12,106	-	5,475	-
Argentina and Chile	11,263	11,270	3,875	13,532
United Kingdom	177	1,951	20,240	11,333
North America	4,453	-	9,824	-
Total	$54,789	$47,208	$45,613	$30,715

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

The fair value of the equity consideration paid as part of the transaction as well as the fair value of identifiable assets and liabilities acquired are presented below. Per ASC 805 because it may take time for the Company to obtain the necessary information to recognize and measure all the items exchanged in a business combination, the acquirer is allowed a measurement period of up to one year from the acquisition date to complete the purchase price allocation. The Company is currently in the process of gathering the facts and circumstances to complete the assessment of the fair value of Hunt’s property, plant and equipment and mineral properties, which will be finalized by the end of measurement period.

The following table summarizes the preliminary purchase price allocation.

Amount $’000
Fair value of the Company’s shares(1)	$2,287

Less net identifiable assets (liabilities) of the Company
Cash	60
Accounts receivable	1,183
Prepaid expenses	14
Inventory	906
Mineral properties	7,865
Property, plant and equipment	2,210
Goodwill	4,379
Performance bond	351
Accounts payable and accrued liabilities	(8,725)
Bank indebtedness	(400)
Loan payable and current portion of long-term debt	(581)
Long-term debt	(2,062)
Accrued interest on debt	(550)
Asset retirement obligation	(739)
Deferred tax liabilities	(1,624)
$2,287

(1)
The fair value of 5,908,687 common shares issued to pre-reverse acquisition Hunt shareholders is $2,287 based on the fair value of $0.387 per common share (converted from GBP 0.310 closing stock price of Patagonia Gold PLC prior to the transaction on July 24, 2019).

The amount of Hunt’s revenue and comprehensive loss included in the Company’s consolidated income statement for the year ended December 31, 2019, and the revenue and comprehensive loss of the combined entity had the reverse acquisition date been January 1, 2019, and January 1, 2018, are as follows:

	Revenue	Comprehensive Income (Loss)
	$’000	$’000
Actual results of Hunt from July 24, 2019 to December 31, 2019	$2,286	$(1,650)
2019 combined results (had the reverse acquisition occurred on January 1, 2019)	$23,067	$(13,117)
2019 combined results (had the reverse acquisition occurred on January 1, 2018)	$23,067	$(11,606)
2018 combined results (had the reverse acquisition occurred on January 1, 2018)	$51,402	$(15,489)

27. Commitments and Contingencies

On October 31, 2011, the Company signed an agreement with the owners of the Piedra Labrada Ranch for the use and lease of facilities on the same premises as the Company’s La Josefina facilities. The initial term was for three years beginning November 1, 2011 and ended on October 31, 2014, including annual commitments of $60. The Company extended this agreement on April 30, 2015 for three years with an option to renew for a second three-year term. On October 22, 2019, an agreement was executed for the renewal of this lease from November 1st, 2019 to December 31, 2020.

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

28. Income Taxes

(a) Income tax expense (benefit)

	December 31, 2019 $’000	December 31, 2018 $’000
Current tax expense (benefit)
Current period	1,119	815

Deferred tax expense (benefit)
Current period	(1,009)	(3,255)
Prior period tax adjustments	188	-
Total income tax expense (benefit)	$298	$(2,440)

The actual income tax provision differs from the expected amount calculated by applying the Canadian parent corporate tax rate to income before tax. These differences result from the following:

	December 31, 2019 $’000	December 31, 2018 $’000
Income (loss) before tax	(9,377)	$(10,286)
Statutory income tax rate	25%	25%
Expected income tax (benefit)	$(2,344)	$(2,572)
Increase (decrease) resulting from:
Non-taxable items	(242)	(200)
Change in valuation allowance	1,335	411
Tax rate changes, tax rate differences, and changes in tax legislation	1,361	(287)
Prior period tax adjustments	188	208
Total income tax expense (benefit)	$298	$(2,440)

(b) Components of deferred tax assets and liabilities

	December 31, 2019 $’000	December 31, 2018 $’000
Deferred tax assets are attributable to the following:

Property, Plant and equipment	982	1,343
Loss carryforwards	15,998	13,943
Other	1,587	770
Valuation allowance	(13,613)	(12,278)
Deferred tax assets	$4,954	$3,778
Set-off of tax	(355)	-
Net deferred tax asset	4,599	3,778

	December 31, 2019 $’000	December 31, 2018 $’000
Deferred tax liabilities are attributable to the following:

Mineral properties	(2,668)	-
Long-term debt	(322)	-
Other	(58)	-
Deferred tax liabilities	$(3,048)	$-
Set-off of tax	355	-
Net deferred tax liability	(2,693)

(c) Loss carryforwards

The Company and its subsidiaries have tax loss carryforwards within the jurisdictions in which they operate. These loss carryforwards expire between 2023 and 2039:

$’000
2021	81
2022	3
2023	1,073
2024 and after	16,597
Total unused non-capital losses	$17,754

29. Subsequent Events

COVID‑19

Since December 31, 2019, the outbreak of the novel coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

The Company has determined that these events are non‑adjusting subsequent events. Accordingly, the financial position and results of operations as of and for the year ended December 31, 2019 have not been adjusted to reflect their impact. The duration and impact of COVID‑19 pandemic, as well as the effectiveness of government and central bank responses, remains unclear at this time but it could have a material impact on the Company’s future operations and performance. It is not possible to reliably estimate the duration and severity of these consequences, as well as their impact on the financial position and results of the Company for future periods.

With the lockdown measures implemented by the government of Argentina, the Company was forced to pause its activities for approximately 30 days. On April 2, 2020, the government declared mining as an essential service and the Company was able to resume operations at most of the sites.

Subsidiaries Reorganization

Following the year end Patagonia Gold Corp. (“Patagonia” or the “Company”) has initiated a corporate reorganization (the “Reorganization”), which will result in Patagonia Gold SA (“PGSA”) and Cerro Cazador SA (“CCSA”) merging and continuing as one legal entity. The Reorganization will facilitate the development of the Cap-Oeste gold / silver underground project (“Cap-Oeste”), with Cap-Oeste and the Martha processing plant being held by the same legal entity, PGSA. It is also expected to facilitate the development of an exploration program for the La Josefina and La Valenciana gold / silver projects. The Reorganization is expected to be completed by the end of the second quarter 2020 and be effective as of January 1, 2020.

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

Lines of credit renewal

Subsequent to December 31, 2019, the Company renewed the operating lines of credit at an interest rate of 1.8% and mature on January 31, 2021 (Note 15).

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

Debt Conversion

On October 30, 2020, the Company entered into an agreement with director Tim Hunt and his related parties to convert an aggregate of $10,000 of outstanding debt into 44,040,277 common shares of the Company at a price per share that is equal to CAD $0.30. The converted debt includes $4,822 of principal and accrued interest and $5,178 in accounts payable in respect of interest, rent and administration expenses. The balance of $1,458 owing to Tim Hunt is expected to be settled in full by December 10, 2020 by a cash payment of $720 plus 7% accrued interest.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Patagonia Gold Corp. has evaluated, with the participation of the Principal Executive Officer and Principal Financial Officer, the effectiveness of disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In additions, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management, including the Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on management's assessment, and in consideration of the COSO criteria, management concluded that our internal control over financial reporting is not effective as of December 31, 2019 due to the material weakness described below.

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

ITEM 9B: OTHER INFORMATION

None.
PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of officers and directors:

Name	Age	Position	Position Held Since
Carlos J. Miguens (1)	71	Director	July 2019
Tim Hunt (1) (2)	68	Director	April 2010
Christopher van Tienhoven (4)	52	Chief Executive Officer and Director	July 2019
Cristian Lopez Saubidet (1)	46	Chief Financial Officer and Director	July 2019
Alexander Harper (1)	72	Director	July 2019
David Jarvis (1)	66	Director	July 2019
Leon Hardy (3)	67	Director	February 2020
Jorge Sanguin	59	Chief Operating Officer	January 2020

(1)
During the year ended December 31, 2019, following the reverse acquisition, the Company reorganized its executive management and board of directors and the above individuals were appointed to their respective positions effective July 22, 2019.

(2)	Mr. Hunt resigned as the President and Chief Executive Officer effective July 22, 2019 and continued his role as a director.
(3)	Mr. Hardy was appointed as Chief Operating Officer effective July 22, 2019 and resigned effective December 31, 2019. Mr. Hardy was appointed as Director effective February 18, 2020.
(4)	Mr. van Tienhoven was appointed as Chief Executive Officer effective July 22, 2019 and as Director effective February 18, 2020.

All officers identified above serve at the discretion of the Board and have consented to act as officers of the Company.

Set forth below is a brief description of the background and business experience of the executive officers and directors:

Carlos J. Miguens, Director

Carlos J. Miguens has extensive business experience in Latin America. He was President of Cerveceria & Malteria Quilmes, one of Argentina’s largest brewing companies for 11 years, until its sale to Ambev. He is the President of MB Holding S.A. and a Director of a number of other companies. Mr. Miguens is a co-founder and Vice-President of A.E.A. (Asociación Empresaria Argentina). He has been the President of Patagonia Gold S.A. since its inception.

Tim Hunt, Director

Mr. Hunt is founder and president of Huntwood Industries, one of the largest building products manufacturers in the Western United States. Tim Hunt has led the development of Huntwood Industries for the past three (3) decades, taking the business from a start-up venture to a significant middle-market enterprise responsible for over $2 billion in sales. Mr. Hunt continues to be the president of Huntwood Industries. Mr. Hunt previously spent time as an investment broker, cultivating lasting alliances in the mining and investment communities and has been involved in the mining sector for over 30 years, including those as founder of Hunt Mining, which has been active in Argentina for 14 years. Mr. Hunt was Chairman and CEO of Hunt Mining until late July 2019 when the reverse acquisition with Patagonia Gold Plc took place. After the reverse acquisition, Mr. Hunt continues to serve as a Director of the resulting Company.

Christopher van Tienhoven, Director and CEO

During his 25 years’ experience in the mining industry, Mr. van Tienhoven worked for the majority of his career with the Anglo American group in various countries, culminating as Country Manager and President of Anglo Gold Ashanti’s Cerro Vanguardia mine. In 2008 he joined Andean Resources Limited as Country Manager and Vice President for Argentina until 2010, when its main project Cerro Negro was sold to Goldcorp Inc. Before joining Patagonia Gold Plc, Mr. van Tienhoven had been dedicated to merger and acquisition opportunities in the junior mining sector in Latin America including Argentina, Colombia, Peru and Guatemala. Mr. van Tienhoven was appointed as a Director of Patagonia Gold Plc’s on June 10, 2015. After the reverse acquisition, Mr. van Tienhoven was appointed as CEO of the resulting Company in late July 2019 and as Director in February 2020. Mr. van Tienhoven has a degree in Economics from the Wharton School, University of Pennsylvania.

Cristian Lopez Saubidet, Director and CFO

Mr. Christian Lopez Saubidet has 18 years of experience in Finance and Strategy. He has been involved with Patagonia Gold Plc since 2008, as Vice President of Patagonia Gold S.A. and other subsidiaries of Patagonia Gold Plc. He also serves on the Boards of Central Puerto SA and San Miguel S.A., both listed companies on the Buenos Aires Stock Exchange. Between 2005 and 2008 he was VP Strategy and Analytics in HSBC´s Consumer Lending Division in the United States of America. Between 1998 and 2005 he worked as a Management Consultant for McKinsey & Co. in Buenos Aires, Pittsburgh and Chicago. He holds an MBA from the Anderson School at University of California, Los Angeles and a degree in Industrial Engineering from the Instituto Tecnológico de Buenos Aires. It is expected that Mr. Saubidet will dedicate approximately 50% of his time to his role as CFO and such services shall be provided as an independent contractor. Mr. Saubidet was appointed as Director and CFO of the Company in late July 2019. It is expected that Mr. Saubidet will dedicate approximately 50% of his time to his role as CFO and such services shall be provided as an independent contractor.

Alexander Harper, Director

Alexander (Sandy) Harper started out at Merrill Lynch in London in the 1970s. He has since successfully been an independent international commodity trader, investor and consultant with long experience of doing business in the UK, Europe, USA, Latin America and West Africa. Mr. Harper is currently based in Argentina. Mr. Harper was educated at Winchester College, Hampshire, UK.

David Jarvis, Director

David Jarvis is a mining operations executive with broad experience in the Americas and East and Central Asia. He has a Bachelor of Science degree in Mining Engineering, and has worked as Superintendent, Mine Water Management for Newmont Gold, Mine Manager for Kumtor Operating Co., Centerra Gold, Kyrgyzstan, Production Manager, Nome Alaska for NovaGold Resources Inc., and Vice-President and General Manager for Coeur Mexicana, SA de C.V. Since September 2015, Mr. Jarvis has been the Principal at Jarvis Mineral Services providing consulting services in Central Asia, North and South America.

Leon Hardy, Director

Mr. Hardy was COO and Senior Vice-President for Coeur Mining Inc. (CDE:NYSE) from 2008 to 2012 and Vice President and General Manager of Coeur Argentina based in Argentina while at Mina  Martha from 2003 to 2008. Mr. Hardy has over 40 years of technical and operational experience which includes 12 years in Latin America. Mr. Hardy holds a Bachelor of Science in Geological Engineering from the University of Arizona, and is a registered professional engineer. Mr. Hardy resided in Argentina for 5 years, while being the general manager of the Martha Mine and was instrumental from the initial start-up thru the 240 TPD Mill construction and subsequent full-scale operations. Mr. Hardy has operational, cost control, due diligence, strategic mine planning, and feasibility studies experience, and maintains strong political relationships with regional emphasis in Argentina. Upon retirement from Coeur Mining in January 2013, Mr. Hardy assumed various consulting roles which included, President and CEO of Rockstar Resources from 2013 to 2014, Managing Director and COO of Hunt Mining from 2015 to 2018, and Interim COO of the Company in 2019. Mr. Hardy became Director of the Company in February 2020.

Jorge Sanguin, COO

Mr. Sanguin is an Argentine national with over 26 years’ experience in the mining sector.  He holds a mining engineering degree from the University of San Juan. Mr. Sanguin has held key positions in a number of mining operations in Argentina, including Mining Manager at Manantial Espejo (Pan American Silver), President and General Manager and Board member of Cerro Vanguardia (AngloGold Ashanti) from November 2014 to May 2017; and he was the General Manager of Cerro Moro (Yamana) until February 2019. Mr. Sanguin become COO of the Company effective January 1, 2020.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company has a separately-designated audit committee of the board. The audit committee is responsible for: (1) selection and oversight of the independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the Company's audit committee charter is filed as an exhibit to this report. The Audit Committee for Patagonia Gold, Corp consists of Mr. Tim Hunt, Mr. David Jarvis and Mr. Alexander Harper. The Audit Committee has no financial expert. The Company believes the cost related to retaining a financial expert at this time is prohibitive.

The Company also has a Compensation Committee. This committee acts on behalf of the board of directors to approve compensation arrangements for management and review the compensation paid to the board of directors. A copy of the Company's compensation committee charter is filed as an Exhibit to this report. The Compensation Committee for Patagonia Gold Corp. consists of Mr. Carlos J. Miguens, Mr. David Jarvis and Mr. Alexander Harper.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

All the Company's directors, officers and employees are required to comply with the Company's Code of Business Conduct and Ethics (the “Code”). The purpose of these corporate policies is to ensure to the greatest possible extent that business is conducted in a consistently legal and ethical manner.

The Code is designed to promote the following objectives:

-
Honest and ethical conduct, including ethical interactions with government officials and the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

-	Full, fair, accurate, timely, understandable and transparent disclosure in periodic reports and documents required to be filed by the Company and in other public communications made by the Company;
-	Compliance with the applicable exchange, government and self-regulatory organization laws, rules and regulations;
-	Prompt internal reporting of Code violations; and
-	Accountability for compliance with the Code.

The text of the Code is available on the Company's website (www.patagoniagold.com). The Company intends to disclose on its website any amendment to, or waiver from, a provision of policies as required by law.

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Compliance with Section 16(a) Of the Securities Exchange Act of 1934

The Company is not required to comply with Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") since the Company does not have any securities registered with the SEC under Section 12 of the Exchange Act.

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee is currently comprised of Carlos J. Miguens (not independent as the Board does not consider him to be free from any direct or indirect “material relationship” with the Company since he is a significant Shareholder), David Jarvis (independent) and Alexander (Sandy) Harper (independent). The role of the Compensation Committee is, in part, to assist the Board in approving and monitoring the Company’s practices with respect to compensation. The Compensation Committee members have extensive experience in the mining sector. Compensation of Directors and the CEO. The chair of the Board, the Compensation Committee and the CEO have the responsibility for determining compensation for the CEO. To determine compensation payable to directors, the chair of the Board, the Compensation Committee, the CEO and the CFO review compensation paid for directors of companies of similar size and stage of development in the mineral exploration industry and determine an appropriate compensation reflecting the need to provide incentive and compensation for the time and effort expended by the directors while taking into account the financial and other resources of the Company.

In setting the compensation of senior management, the Compensation Committee and the CEO review performance in light of the Company’s objectives and consider other factors that may have impacted the success of the Company in achieving its objectives.

The Board is confident that the collective experience of the Compensation Committee members ensures that the Compensation Committee has the knowledge and experience to execute its mandate effectively and to make executive compensation decisions in the best interests of the Company.

Compensation Risk

The Board considers that the Corporation's compensation philosophy is aligned with prudent risk management and does not encourage the Named Executive Officers (“NEO”) to take inappropriate or excessive risks.

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

During the year ended December 31, 2019, the Corporation had the following six (6) NEOs:

1.	Ken Atwood, former Chief Financial Officer
2.	Robert Little, former Chief Administration Officer and Secretary
3.	Leon Hardy, Chief Operating Officer
4.	Tim Hunt, former Chief Executive Officer
5.	Christopher van Tienhoven, Chief Executive Officer
6.	Cristian Lopez Saubidet, Chief Financial Officer

Elements of the Compensation Program

The three elements of the Corporation's compensation program during the financial years ended December 31, 2019 are (i) base salary and benefits, and (ii) an incentive stock option plan and (iii) incentive cash bonus. Each item of the compensation program is discussed below.

Base Salaries and Benefits

Salaries of executive officers are based on informal discussions and analysis by the Board of Directors. The Board of Directors has not used any formula in the determination of executive salaries. Base salaries are paid at levels that reward executive officers for ongoing performance and that enable the Corporation to attract and retain qualified executives with a demonstrated ability to maximize shareholder value. Base pay is a critical element of compensation program because it motivates the NEOs with stability and predictability, which allows the NEOs to focus their attention on maximizing shareholder value and other business initiatives. Although the Corporation has no specific formula for determining base salary, the Corporation may consider the following factors, among others: the executive's current base salary, qualifications and experience, industry knowledge, scope of responsibilities, past performance and length of service with the Corporation. The Corporation does not apply a specific weighting to any of the above factors. The Compensation Committee has not established formal periodic compensation review procedures; however, salaries and other elements of executive compensation will be reviewed periodically by the Compensation Committee and the Board of Directors.

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

SUMMARY COMPENSATION TABLE

The following table sets forth all annual and long-term compensation in US dollars for services in all capacities to the Corporation for each of the years ended December 31, 2019 and 2018 in respect of the Named Executive Officers:

Officers Compensation Table		Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Ken Atwood (2)	2019	65,077	-	-	-	-	-	33,000 (3)	98,077
Former CFO	2018	135,000	-	-	-	-	-	-	135,000
Robert Little (4)	2019	84,228	-	-	-	-	-	-	84,228
Former Chief Administration Officer and Secretary	2018	135,000	-	-	-	-	-	-	135,000
Leon Hardy (5)	2019	-	-	-	43,000	-	-	32,500 (6)	75,500
COO	2018	52,407	-	-	-	-	-	-	52,407
Tim Hunt (7)	2019	-	-	-	-	-	-	49,000 (8)	49,000
Former President and CEO	2018	-	-	-	-	-	-	-	-
Christopher van Tienhoven (9)	2019	82,600	54,800	-	86,000	-	-	-	223,400
CEO	2018	-	-	-	-	-	-	-	-
Cristian Lopez-Saubidet (10)	2019	-	-	-	43,000	-	-	49,000 (11)	92,000
CFO and Director	2018	-	-	-	-	-	-	-	-

(1)
On September 25, 2019, the Company granted stock options with an exercise price of CAD $0.065 and maturity date of September 25, 2024. The stock options vest one year after the date of grant. The value of the stock options was calculated using the Black-Scholes option pricing model using the following assumptions:

Discount rate – 1.46% Expected volatility – 253.14% Expected life (years) - 5 Expected dividend yield – 0% Forfeiture rate – 0% Stock price – CAD$0.06

Mr. Hardy was granted 500,000 stock options in his capacity as the former Chief Operating Officer.
Mr. van Tienhoven was granted 1,000,000 stock options in his capacity as the Chief Executive Officer.
Mr. Saubidet was granted 500,000 stock options in his capacity as the Chief Financial Officer.

(2)	Mr. Atwood served as the Chief Financial Officer of the Company from May 11, 2018 until July 22, 2019.
(3)	Mr. Little served as the Chief Administration Officer and Secretary of the Company until July 22, 2019.
(4)	Fees paid pursuant to termination agreement.
(5)	Mr. Hardy served as Chief Operating Officer from July 22, 2019 until December 31, 2019. Mr. Hardy resigned effective December 31, 2019.
(6)	Fees paid as an independent contractor in respect of COO services provided from July 22, 2019 until December 31, 2019.
(7)	Mr. Hunt served as Chief Executive Officer and President of the Company from January 1, 2014 until July 22, 2019.
(8)
Mr. Hunt was paid $6,000 in fees and granted 500,000 stock options in stock options for serving in his capacity as a Director. The stock options have an exercise price of CAD $0.065 and a maturity date of September 25, 2024. The stock options vest one year after the date of grant. The value of the stock options was estimated to be $43,000 using the Black-Scholes option pricing model.

(9)	Mr. van Tienhoven was appointed as Chief Executive Officer of the Company on July 22, 2019.
(10)	Mr. Saubiet was appointed Chief Financial Officer and Director of the Company on July 22, 2019.
(11)
Mr. Saubiet was paid $6,000 in fees and granted 500,000 stock options in stock options for serving in his capacity as a Director. The stock options have an exercise price of CAD $0.065 and a maturity date of September 25, 2024. The stock options vest one year after the date of grant. The value of the stock options was estimated to be $43,000 using the Black-Scholes option pricing model.

DIRECTOR’S COMPENSATION TABLE

The following table sets forth the total compensation earned by each director during the year ended December 31, 2019:

Director’s Compensation Table		Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Carlos J. Miguens (2)	2019	6,000	-	43,000	-	-	-	49,000
Tim Hunt	2019	6,000	-	43,000	-	-	-	49,000
Cristian Lopez Saubidet (3)	2019	6,000	-	43,000	-	-	-	49,000
Alexander Harper (4)	2019	6,000	-	43,000	-	-	-	49,000
David Jarvis (5)	2019	6,000	-	43,000	-	-	-	49,000
Alan Chan (6)	2019	-	-	-	-	-	-	-
Darrick Hunt (7)	2019	-	-	-	-	-	-	-
Alastair Summers (8)	2019	-	-	-	-	-	-	-

(1)
On September 25, 2019, the Company granted stock options with an exercise price of CAD $0.065 and a maturity date of September 25, 2024. The stock options vest one year after the date of grant. The value of the stock options was calculated using the Black-Scholes option pricing model using the following assumptions:

Discount rate – 1.46% Expected volatility – 253.14% Expected life (years) - 5 Expected dividend yield – 0% Forfeiture rate – 0% Stock price – CAD$0.06

Mr. Miguens was granted 500,00 stock options in his capacity as a Director.
Mr. Hunt was granted 500,000 stock options in his capacity as a Director.
Mr. Saubidet was granted 500,000 stock options in his capacity as a Director.
Mr. Harper was granted 500,000 stock options in his capacity as a Director.
Mr. Jarvis was granted 500,000 stock options in his capacity as a Director.

(2)	Mr. Miguens was appointed as a Director of the Company effective July 22, 2019.
(3)	Mr. Saubidet was appointed as a Director of the Company effective July 22, 2019.
(4)	Mr. Harper was appointed as a Director of the Company effective July 22, 2019.
(5)	Mr. Jarvis was appointed as a Director of the Company effective July 22, 2019.
(6)	Mr. Chan resigned as a Director on July 22, 2019.
(7)	Mr. Hunt resigned as a Director on July 22, 2019.
(8)	Mr. Summers resigned as a Director on July 22, 2019.

INCENTIVE PLAN AWARDS

Outstanding Option-based Awards and Share-based Awards

The following table shows all option-based awards and share-based awards outstanding to be exercised in Canadian dollars to each Named Executive Officer as of December 31, 2019:

		Option-based Awards				Share-based Awards
Name	Number of securities underlying unexercised options (#) exercisable.	Number of securities underlying unexercised options (#) unexercisable. (1)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price (CAD $)	Option expiration date	Number of shares or units that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Ken Atwood	-	-	-	-	-	-	-	-
Robert Little	-	-	-	-	-	-	-	-
Leon Hardy	-	500,000	-	0.065	09/25/2024	-	-	-
Tim Hunt	-	500,000	-	0.065	09/25/2024	-	-	-
Christopher van Tienhoven	-	1,000,000	-	0.065	09/25/2024	-	-	-
Cristian Lopez Saubidet	-	1,000,000	-	0.065	09/25/2024	-	-	-
TOTAL	-	3,000,000	-	0.065		-	-	-

(1) Options that expire September 25, 2024 have not vested as of December 31, 2019 and will fully vest on September 25, 2020 (one year after the grant date).

Incentive Plan Awards – Value Vested or Earned

The company has granted an aggregate of 5,000,000 incentive stock options under the Company’s stock option plan (the “Stock Option Plan”) to the directors of the Company and 12,250,000 incentive stock options to members of senior management and certain other officers of the Company as part of a long term incentive plan (the “Option Grant”).

On September 26, 2019, the Company issued 7,650,000 stock options with an exercise price of CAD$0.065 and maturity date of September 25, 2024. These stock options vested on first anniversary of the grant date.

On August 14, 2020 the Company issued 9,600,000 stock options with an exercise price of CAD$0.16 and maturity date of August 13, 2025. These stock options vest evenly on each of the first, second and third anniversary of the grant date.

The Option Plan allows for the issuance of up to 10% of the issued and outstanding share capital of the Company in the form of incentive stock options. As of the date hereof, a total of 361,829,267 common shares of the Company are issued and outstanding and the Option Grant represents approximately 4.77% of the issued and outstanding share capital.

The Option Grant represents all of the incentive stock options that are currently outstanding as all previously granted stock options were cancelled or have now lapsed as a result of the reverse take-over of Hunt Mining Corp. by Patagonia Gold Plc.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of October 30, 2020 by (i) each director, (ii) each officer named in the Summary Compensation Table, (iii) each person who is known by us to be the beneficial owner of more than five percent of the Company's outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 361,829,267 shares of the common stock outstanding as of November 17, 2020.

Amount and Nature of Beneficial Ownership

Name and Address of	Shares	Percent
Beneficial Owner
Carlos J. Miguens (1)	137,619,857	38.03%
Tim Hunt (2)	98,193,902	27.14%
(1)	Shares reported include 500,000 vested stock options with an exercise price of CAD$0.065 and maturity date of September 25, 2024.
(2)
94,562,005 of these shares are owned by Hunt Family Limited Partnership, an entity controlled by Mr. Hunt, 3,285,197 shares are owned directly by Mr. Hunt and 346,700 shares are owned by Mr. Hunt’s spouse. The shares owned directly by Mr. Hunt include 500,000 vested stock options with an exercise price of CAD$0.065 and maturity date of September 25, 2024.

LIST OFFICERS AND DIRECTORS
Name and Address of	Shares	Percent
Beneficial Owner
Carlos J. Miguens (1)	137,619,857	38.03%
Tim Hunt (2)	98,193,902	27.14%
Christopher van Tienhoven (1)	845,822	*
Cristian Lopez Saubidet (3)	1,000,000	*
David Jarvis (1)	500,000	*
Alexander Harper (1)	2,222,622	*
Leon Hardy (1)	635,000	*
Jorge Sanguin (4)	-	*
All current executive officers and directors as a group (8 persons) (5)	241,817,203	66.83%
*	Holding constitutes less that 1% of the outstanding shares.
(1)	Shares reported include 500,000 vested stock options with an exercise price of CAD$0.065 and maturity date of September 25, 2024.
(2)
94,562,005 of these shares are owned by Hunt Family Limited Partnership, an entity controlled by Mr. Hunt, 3,285,197 shares are owned directly by Mr. Hunt and 346,700 shares are owned by Mr. Hunt’s spouse. The shares owned directly by Mr. Hunt include 500,000 vested stock options with an exercise price of CAD$0.065 and maturity date of September 25, 2024

(3)	Shares reported include 1,000,000 vested stock options with an exercise price of CAD$0.065 and maturity date of September 25, 2024.
(4)	Shares reported include 800,000 vested stock options with an exercise price of CAD$0.065 and maturity date of September 25, 2024.
(5)	Shares reported include 4,800,000 vested stock options with an exercise price of CAD$0.065 and maturity date of September 25, 2024.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions ($’000)

Cantomi Uruguay S.A. (“Cantomi Uruguay”) and Agropecuaria Cantomi S.A. (“Agropecuaria Cantomi”)

Contomi Uruguay and Agropecuaria Cantomi are owned and controlled by the Company’s Director Carlos J. Miguens.

During the year ended December 31, 2018, the Company incurred $110 in rent expense from Agropecuaria Cantomi. As of December 31, 2018, the Company owes $150 in rent payable to Agropecuaria Cantomi.

In February 2019, Cantomi Uruguay provided a two year $15,000 loan facility that will be utilized to fund the Company’s activities going forward, while the review of the Cap-Oeste underground option is ongoing together with the Feasibility Study of its flagship Calcatreu project. The loan facility has an interest rate of 5% and matures on March 31, 2021.

During the year ended December 31, 2019, the Company incurred interest expense of $255 on the loan facility. As of December 31, 2019, the Company owes $8,163 ($7,908 in principal and $255 in interest) to Cantomi Uruguay under the loan facility. The largest principal balance outstanding during the year ended December 31, 2019 was $7,908.

During the year ended December 31, 2019, the Company incurred $110 in rent expense from Agropecuaria Cantomi. As of December 31, 2019, the Company owes $227 in rent payable to Agropecuaria Cantomi.

As of October 30, 2020, the Company owes $13,967 ($13,232 in principal and $735 in interest) to Cantomi Uruguay under the loan facility.

Tim Hunt

Mr. Hunt is the Company’s second largest shareholder and has provided loans and advances to the Company to fund its operations. These loans and advances have been provided by Mr. Hunt personally and through entities controlled by Mr. Hunt. Mr. Hunt controls Huntwood Industries (“Huntwood”) and Hunt Family Limited Partnership (“Hunt FLP”).

The loans from Mr. Hunt have an interest rate of 7% and 8% and mature between January 1, 20221 and May 9, 2022. The loans from Huntwood and Hunt FLP have an interest rate of 7% and are repayable on demand.

During the year ended December 31, 2018, the following transactions occurred:

-	The Company incurred $203 in rent, office and other administation expenses from Huntwood.
-	The Company received an additional $2,391 in loans from Mr. Hunt and incurred interest expense of $255. The Company repaid $962 in principal and paid $46 in interest to Mr. Hunt.
-	The Company incurred interest expense of $212 on the advances from Hunt FLP.

As of December 31, 2018, the following amounts are outstanding:

-	The Company owes $966 ($966 in principal and $Nil in interest) to Huntwood for expenses payable.
-	The Company owes $4,220 ($3,860 in principal and $360 in interest) to Mr. Hunt under the loan arrangements.
-	The Company owes $3,007 ($2,521 in principal and $486 in interest) to Hunt FLP for funds advanced to the Company.

In aggregate, as of December 31, 2018, the Company owes $8,193 ($7,347 in principal and $846 in interest) to Mr. Hunt and the related entities. The highest aggregate principal balance outstanding during the year ended December 31, 2018 was $7,552.

During the year ended December 31, 2019, the following transactions occurred:

-	The Company incurred $114 in rent, office and other administration expenses and $5 in interest expense from Huntwood.
-	The Company incurred interest expense of $333 on the loans from Mr. Hunt.
-	The Company incurred interest expense of $359 on the advances from Hunt FLP.

As of December 31, 2019, the following amounts are outstanding:

-	The Company owes $1,084 ($1,079 in principal and $5 in interest) to Huntwood for expenses payable.
-	The Company owes $4,553 ($3,860 in principal and $693 in interest) to Mr. Hunt under the loan arrangements.
-	The Company owes $5,206 ($4,361 in principal and $845 in interest) to Hunt FLP for funds advanced to the Company.

In aggregate, as of December 31, 2019, the Company owes $10,843 ($9,300 in principal and $1,543 in interest) to Mr. Hunt and the related entities. The aggregate highest principal balance outstanding during the year ended December 31, 2019 was $9,300.

On October 30, 2020, the Company entered into an agreement with Mr. Hunt and the related entities to convert an aggregate of $10,000 of outstanding debt into 44,040,277 common shares of the Company at a price per share that is equal to CAD $0.30. The converted debt includes $4,822 of principal and accrued interest and $ 5,178 in accounts payable in respect of interest, rent and administration expenses. The balance of $1,458 owing to Mr. Hunt and the related entities is expected to be settled in full by December 10, 2020 by a cash payment of $720 plus 7% accrued interest.

Director Independence

The Company’s Board of Directors consists of seven directors, two of whom are considered to be independent. Alexander Harper and David Jarvis are independent. Carlos J. Miguens is not an independent director as he is a significant shareholder. Tim Hunt is not independent as he was the former President and Chief Executive Officer and is also a significant shareholder. Cristian Lopez Saubidet is not independent as he is the current Chief Financial Officer. Christopher van Tienhoven is not independent as he is the current Chief Executive Officer. Leon Hardy is not independent as he was the former Chief Operating Officer.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fess billed to the Company by Grant Thornton LLP and its associates during the year ended December 31, 2019 and by Davidson & Company LLP, Abelovich, Polano & Asociados S.R.L and GHP Horwath, P.C. during the year ended December 31, 2018.

	Year ended December 31,
	2019 $’000	2018 $’000
Audit fees	$198	$113
Tax fees(1)	11	27
Total	209	140
 Notes:

(1) Fees for the preparation of the Corporation's tax returns.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Document Description	Form	Date	Number	Filed herewith
					X
2.1	The Scheme of Arrangement between Patagonia Gold Plc and Hunt Mining Corp.

3.1	Articles of Incorporation – British Columbia	F-1/A-4	06/30/14	3.4

10.1	Exploration and Option Agreement between Cerro Cazador S.A. and FK Minera S.A. dated March 28, 2007	F-1/A-2	12/20/12	10.1

10.2	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Josefina property, dated July 24, 2007	F-1/A-2	12/20/12	10.2

10.3	Share Purchase Agreement among Sinomar Capital Corp., Cerro Cazador S.A., Hunt Mountain Resources Ltd. and Hunt Mountain Investments, LLC, dated October 13, 2009	F-1/A-3	03/28/14	10.3

10.4	Executive Employment Agreement with Timothy R. Hunt dated January 1, 2012	F-1/A-3	03/28/14	10.5

10.5	Exploration Agreement Among Eldorado Gold Corporation, Hunt Mining Corp. and Cerro Cazador, S.A. dated May 3, 2012	F-1/A-3	03/28/14	10.8

10.6	Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary Cerro Cazador, S.A. with respect to the La Josefina property, dated November 15, 2012	F-1/A-4	06/30/14	10.9

10.7	Amended Agreement between Fomento Minero de Santa Cruz Sociedad del Estado and Hunt Mining Corp.'s subsidiary, Cerro Cazador, S.A., with respect to the La Valenciana property, dated November 15, 2012	F-1/A-3	03/28/14	10.10

10.8	Buyer's Contract with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated September 28, 2016	10-K	05/22/17	10.11

10.9	Advance Payment Facility Agreement with Ocean Partners USA, Inc., Hunt Mining Corp and Huntwood Industries, Inc. dated October 28, 2016	10-K	05/22/17	10.12

14.1	Code of Business Conduct and Ethics				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

99.1	Stock Option Plan	F-1/A-2	12/20/12	99.1

99.2	Audit Committee Charter	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension – Schema	X

101.CAL	XBRL Taxonomy Extension – Calculations	X

101.DEF	XBRL Taxonomy Extension – Definitions	X

101.LAB	XBRL Taxonomy Extension – Labels	X

101.PRE	XBRL Taxonomy Extension – Presentation	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th  day of November, 2020.

PATAGONIA GOLD CORP.

BY:	/s/ “Christopher van Tienhoven”
Christopher Van Tienhoven
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ “Christopher van Tienhoven”	Director, Chief Executive Officer (Principal Executive Officer)	November 17, 2020
Christopher van Tienhoven

/s/ “Cristian Lopez Saubidet”	Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 17, 2020
Cristian Lopez Saubidet

/s/ "Carlos J. Miguens"	Director	November 17, 2020
Carlos J. Miguens

/s/ “Tim Hunt”	Director	November 17, 2020
Tim Hunt

/s/ "Alexander Harper"	Director	November 17, 2020
Alexander Harper

	Director	November 17, 2020
David Jarvis

/s/ “Leon Hardy”	Director	November 17, 2020
Leon Hardy