Form 10-Q
period 2020-03-31
Patagonia Gold Corp.
filed 2020-11-18
CIK 1551206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------------

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2020

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
Yes ☐ No ☒

As of November 17, 2020, the registrant’s outstanding common stock consisted of 361,829,267 common shares.

Patagonia Gold Corp.

Patagonia Gold Corp. Condensed Interim Consolidated Balance Sheets (Unaudited) (in thousands of U.S. dollars)

	Note	March 31, 2020	December 31, 2019
		$’000	$’000
Current Assets
Cash	22	$699	$685
Receivables	12, 22	1,913	1,516
Inventories	6	4,127	3,347
Total Current Assets		6,739	5,548

Non-Current Assets
Mineral Properties	7, 24	8,610	8,610
Mining Rights	9	15,848	16,997
Property, plant and equipment	11	10,338	10,508
Goodwill	24	4,379	4,379
Other financial assets	10, 22	240	334
Deferred tax assets		3,062	4,599
Other receivable	13, 22	3,126	3,814
Total Non-Current Assets		45,603	49,241
Total Assets		$52,342	$54,789

Current Liabilities
Bank indebtedness	14	$11,578	$14,989
Accounts payable and accrued liabilities	15, 20, 22	5,956	5,992
Accounts payable with related parties	15, 20, 22	6,842	6,717
Loan payable and current portion of long-term debt	16, 20, 22	311	334
Current portion of long-term debt with related parties	16, 20, 22	13,120	-
Total Current Liabilities		37,807	28,032

Non-Current Liabilities
Long-term debt	17, 22	298	312
Long-term debt with related parties	17, 20, 22	1,470	11,708
Asset retirement obligation	8	2,879	2,812
Deferred tax liabilities		1,833	2,693
Other long-term payables		52	56
Total Non-Current Liabilities		6,532	17,581
Total Liabilities		44,339	45,613

Commitments and Contingencies (note 25)

Stockholders’ Equity
Capital stock: Authorized - Unlimited No Par Value Issued and outstanding – 317,943,990 common shares (December 31, 2019 - 317,943,990 common shares)	19	2,588	2,588
Additional paid in capital		181,761	181,676
Accumulated Deficit		(173,959)	(174,270)
Accumulated other comprehensive income (loss)		(2,190)	(575)
Total Stockholders' Equity attributable to the parent:		8,200	9,419
Non-controlling interest		(197)	(243)
Total Stockholders' Equity		8,003	9,176
Total Liabilities and Stockholders’ Equity		$52,342	$54,789

Going Concern (note 3)
Subsequent events (note 27)

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Patagonia Gold Corp.
Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
For the Three Months Ended March 31, 2020 and 2019
(in thousands of U.S. dollars)

	Note	March 31, 2020	March 31, 2019
		$’000	$’000
Revenue		$5,215	$4,871
Cost of Sales	6	(2,448)	(6,823)
Gross Profit (Loss)		$2,767	$(1,952)

Operating Income (Expenses):
Exploration expenses		(694)	(842)
Administrative expense	21	(1,115)	(2,312)
Share-based payments expense	19	(85)	(21)
Interest expense		(717)	(431)
Total operating expense:		$(2,611)	$(3,606)

Other Income/(Expenses)
Interest income	10	55	28
Gain/(Loss) on foreign exchange		(5)	(40)
Accretion expense	8	(162)	(21)
Realized gain (loss) on investment		728	-
Total other income/(expenses)		616	(33)
Income (Loss) – before income taxes		$772	$(5,591)

Income tax benefit (expense)		(415)	1,594
Net Income (Loss)		$357	$(3,997)

Attributable to non-controlling interest		46	(325)
Attributable to equity share owners of the parent		311	(3,672)
		$357	$(3,997)
Other Comprehensive Income (Loss) net of tax
Change in fair value of investment	10	(94)	(1)
Foreign currency translation adjustment		(1,521)	337
Total Other comprehensive Income (Loss)		$(1,615)	$336
Total Comprehensive Income (Loss)		$(1,258)	$(3,661)

Weighted average shares outstanding – basic and diluted	18	317,943,990	254,355,192

Net Income (Loss) per share – Basic and Diluted	18	$0.00	$(0.02)

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Patagonia Gold Corp. Condensed Interim Consolidated Statement of Shareholders’ Equity (Unaudited) For the Three Months Ended March 31, 2020 and 2019 (in thousands of U.S. dollars)

	Capital Stock	Preferred Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid in Capital	Total Attributable to parent	Non-Controlling Interest	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Balance at January 1, 2019	301	-	(164,717)	(519)	181,549	16,614	(121)	16,493
Share Based Payments	-	-	-	-	21	21	-	21
Net Income (Loss)	-	-	(3,672)	-	-	(3,672)	(325)	(3,997)
Other Comprehensive Income (Loss)	-	-	-	336	-	336	-	336
Balance – March 31, 2019	301	-	(168,389)	(183)	181,570	13,299	(446)	12,853

Balance at January 1, 2020	2,588	-	(174,270)	(575)	181,676	9,419	(243)	9,176
Share based payments	-	-	-	-	85	85	-	85
Net Income (Loss)	-	-	311	-	-	311	46	357
Other Comprehensive Income (Loss)	-	-	-	(1,615)	-	(1,615)	-	(1,615)
Balance – March 31, 2020	2,588	-	(173,959)	(2,190)	(181,761)	8,200	(197)	8,003

The accompanying notes form an integral part of these condensed interim consolidated financial statements

Patagonia Gold Corp. Condensed Interim Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2020 and 2019 (in thousands of U.S. dollars)
	Note	March 31, 2020	March 31, 2019
		$’000	$’000
Cash Flow From Operating Activities
Net Income/(Loss)		$357	$(3,997)
Items not affecting cash
Depreciation of property, plant and equipment	21	427	563
Depreciation of mining rights	21	25	25
Share based payment expense	19	85	21
Asset retirement obligation	8	(95)	(27)
Write-down of inventory	6	-	2,368
Accretion expense	8	162	21
Deferred tax benefit/(expense)		415	(1,594)
		1,376	(2,620)
Net change in non-cash working capital items
(Increase)/decrease in receivables		291	1,102
(Increase)/decrease in deferred tax assets		1,144	492
(Increase)/decrease in inventory		(780)	(279)
(Increase)/decrease in other financial assets		94	1
Increase/(decrease) in accounts payable and accrued liabilities		(9)	(887)
Increase/(decrease) in accounts payable and accrued liabilities with related parties		125	37
Increase/(decrease) in provision		(4)	(9)
Increase/(decrease) in transaction taxes payable		(28)	(108)
Increase/(decrease) in deferred tax liabilities		(881)	-
		(48)	349
Net cash provided by/(used in) operating activities		1,328	(2,271)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	11	(271)	(136)
Purchase of mineral property	7	-	(182)
Proceeds from disposal of property, plant and equipment		14	5
Net cash provided by/(used in) investing activities		(257)	(313)

Cash Flow from Financing Activities
Bank indebtedness (repayment)		(3,411)	2,168
Proceeds from loans with related parties		2,882	2,006
Repayment of loans		(37)	(1,895)
Net cash provided by/(used in) financing activities		(566)	2,279

Net Increase/(Decrease) in Cash		505	(305)
Effect of Foreign Exchange on Cash		(491)	57
Cash, Beginning of Period		685	660
Cash, End of the Period		$699	$412

Taxes paid		(28)	(108)
Interest paid		(7)	(107)
Supplemental Non-Cash Information
Change in value of investments		(94)	(1)

The accompanying notes form an integral part of these condensed interim consolidated financial statements.

Patagonia Gold Corp. Notes to the Condensed Interim Consolidated Financial Statements (Unaudited) (in thousands of U.S. dollars unless otherwise stated)

1. Nature of business

On July 24, 2019, Patagonia Gold Corp. (PGDC.TSXV – “the Company” or “Patagonia”) [formerly Hunt Mining Corp (“Hunt”, or “Hunt Mining”)] and Patagonia Gold PLC (“PGP”) completed a reverse acquisition (or reverse takeover, the “RTO”) resulting in Hunt acquiring all issued shares of common stock of PGP in exchange for common shares of Hunt on the basis of 10.76 Hunt shares for each PGP share. Hunt issued 254,355,192 common shares to the shareholders of PGP representing an ownership interest of approximately 80%. The operating name of Hunt Mining Corp. was changed to Patagonia Gold Corp (“the Company”) (Note 24).

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

The condensed interim consolidated financial statements include the accounts of the following subsidiaries after elimination of intercompany transactions and balances:
Corporation	Incorporation	Percentage ownership	Functional currency	Business purpose
Patagonia Gold S.A. (PGSA)	Argentina	95.3	US$	Production and Exploration Stage
Minera Minamalu S.A.	Argentina	100	US$	Exploration Stage
Huemules S.A.	Argentina	100	US$	Exploration Stage
Leleque Exploración S.A.	Argentina	100	US$	Exploration Stage
Patagonia Gold Limited (formerly Patagonia Gold PLC)	UK	100	GBP$	Holding
Minera Aquiline S.A.U.	Argentina	100	US$	Exploration Stage
Patagonia Gold Canada Inc.	Canada	100	CAD$	Holding
Patagonia Gold Chile S.C.M.	Chile	100	CH$	Exploration Stage
Ganadera Patagonia S.R.L.	Argentina	100	US$	Land Holding
1494716 Alberta Ltd.	Canada	100	CAD$	Nominee Shareholder
Hunt Gold USA LLC	USA	100	US$	Management Company

The Company’s activities include the exploration for and production of minerals from properties in Argentina and Chile. On the basis of information to date, properties where it has not yet been determined if economically recoverable ore reserves exist are classified as exploration-stage. Properties where economically recoverable ore reserves exist and are being exploited are classified as production-stage. The underlying value of the mineral properties is entirely dependent upon the existence of reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.

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

The Company has initiated a corporate reorganization (the “Reorganization”), which resulted in Patagonia Gold SA (“PGSA”) and Cerro Cazador SA (“CCSA”) (former wholly owned subsidiary) merging and continuing as one legal entity. The Reorganization will facilitate the development of the Cap-Oeste gold / silver underground project (“Cap-Oeste”), with Cap-Oeste and the Martha processing plant being held by the same legal entity, PGSA. It is also expected to facilitate the development of an exploration program for the La Josefina and La Valenciana gold / silver projects. The Reorganization is expected to be completed by the end of the second quarter 2020 and be effective as of January 1, 2020.

In connection with this Reorganization, the Company also renegotiated the agreement between PGSA and the Provincial State owned Mining Company, Fomento Minero de Santa Cruz Sociedad del Estado (“Fomicruz”), pursuant to which Fomicruz held a 10% interest in PGSA, and the farm-in agreement between CCSA and Fomicruz regarding the La Josefina and the La Valenciana properties. Accordingly, Fomicruz agreed to reduce its interest in PGSA to 4.7% and to hold a 2% royalty on the properties it contributed to PGSA, with the exception of the La Josefina and La Valenciana properties, where Fomicruz will retain a 5% royalty.

2. Basis of presentation

The condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP).

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

Judgments made by management in the application of US GAAP that have a significant effect on the condensed interim consolidated financial statements and estimates with significant risk of material adjustment in the current and following periods are discussed in Note 4.
2. Going Concern
3. Going Concern

The accompanying condensed interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2020, the Company had net income of $357. As at March 31, 2020, the Company has negative working capital of $31,068 and had an accumulated deficit of $173,959. The Company’s ability to continue as a going concern is dependent upon the ability to generate cashflows from operations and obtain financing. The Company intends to continue funding operations through operation of Cap-Oeste, Lomada, Martha, La Josefina project and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the three months ending March 31, 2020. There can be no assurance that the steps management is taking will be successful.

These factors, among others, indicate the existence of a material uncertainty that cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments could be material.

4. Significant Accounting Policies and Critical Accounting Judgments and Estimates

The accounting polices used in the preparation of these interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2019. Please see note 4 - Significant Accounting Policies and note 6 - Critical Accounting Judgement and Estimates contained in the 2019 10-K.

5. Recent Accounting Pronouncements

Recently issued and adopted accounting pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”. The new standard is effective for reporting periods beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We adopted the new credit loss standard effective January 1, 2020. The adoption of the new credit loss standard did not have a material effect on our financial position, results of operations or cash flows.

Recently issued but not yet adopted accounting pronouncements

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

6. Inventories

	March 31, 2020	December 31, 2019
	$’000	$’000

Gold held on carbon	$1,595	$1,422
Silver and gold concentrate	642	157
Materials and supplies	1,890	1,768
	$4,127	$3,347

In 2019, the Company closed the Lomada project and put the Cap-Oeste project into care and maintenance. As a result, the carrying value of inventory for these projects has been reviewed for impairment. The net realizable value of the inventory is less than the costs incurred in establishing the ore stockpile and therefore a write down of $2.37 million was required and is recorded in cost of sales for the three months ended March 31, 2019.

7. Mineral properties

	Mining assets	Surface rights acquired	Total
	$’000	$’000	$’000
Cost
Balance at January 1, 2019	$1,780	$745	$2,525
Reverse acquisition (Note 24)	6,830	1,035	7,865
Additions	216	-	216
Impairment	(1,996)	-	(1,996)
Balance December 31, 2019	$6,830	$1,780	$8,610
Additions	-	-	-
Impairment	-	-	-
Balance March 31, 2020	$6,830	$1,780	$8,610

Trilogy Mining Corporation

In January 2016, Patagonia Gold PLC (PGP) entered into an earn–in agreement with Trilogy Mining Corporation (“Trilogy”) in relation to the San José Project in Uruguay. This was recognized within mining assets at a cost of $1,996. In December 2019, the Company announced the termination of its option agreement with Trilogy and in exchange received common shares of Trilogy, that will result in PGP owning 42.5% of the then issued and outstanding shares of Trilogy. In connection with the termination of the option agreement, the Company impaired $1,996 of the mining asset related to San José Project in Uruguay during the year ended December 31, 2019.

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

As at March 31, 2020, this project has a carrying amount of $Nil (December 31, 2019 - $Nil) on the condensed interim consolidated balance sheet.

8. Asset retirement obligation

The Company is legally required to perform reclamation on sites where environmental disturbance is caused by the development or on-going mining of a property to restore it to its original condition at the end of its useful life. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of that liability as an asset retirement obligation. The total amount of undiscounted cash flows required to settle the estimated obligation is $5,533 (December 31, 2019 - $5,533) which has been discounted using a credit-adjusted rate of 24.94% (December 31, 2019 – 24.94%) and an inflation rate of 1.54% (December 31, 2019 – 2.29%).

The following table describes the changes to the Company's asset retirement obligation liability:

	Three months ended	Year ended
	March 31, 2020	December 31, 2019
	$’000	$’000
Asset retirement obligation at beginning of period	$2,812	$552
Reverse acquisition (note 24)	-	739
Change in estimate	(95)	1,342
Accretion expense	162	179
Asset retirement obligation at end of period	$2,879	$2,812

9. Mining Rights

	Fomicruz Agreement	Minera Aquiline Argentina	Total
	$’000	$’000	$’000

Balance at January 1, 2019	$3,288	$13,187	$16,475
Amortization	(100)	-	(100)
Exchange differences	-	622	622
Balance December 31, 2019	$3,188	$13,809	$16,997
Amortization	(25)	-	(25)
Exchange differences	-	(1,124)	(1,124)
Balance March 31, 2020	$3,163	$12,685	$15,848

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

The mining rights acquired have been measured by reference to the estimated fair value of the equity interest given to Fomicruz. Management has estimated the fair value of the 10% interest in PGSA acquired by Fomicruz, on or about October 14, 2011 at $4 million. In determining this fair value estimate, management considered many factors including the net assets of PGSA and the illiquidity of the 10% interest. This amount has been recorded as an increase in the equity of PGSA and as a mining right asset. In these condensed interim consolidated financial statements, the increase in equity in PGSA has been recorded as non-controlling interest. The initial share of net assets of PGSA ascribed to the non-controlling interest amounted to $4 million.

Effective January 1, 2020, the Company’s former subsidiary Cerro Cazador S.A merged with PGSA and as a result, Formicruz has a 4.7% interest in the newly merged entity.

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

10. Other Financial Assets

The Company has short-term investments in equity securities which are recorded at fair value through other comprehensive income/(loss). As of the three months ended March 31, 2020, the value of the short-term investments in equity decreased to $6 (December 31, 2019 - $8). The change in the fair value of $2 (December 31, 2019 - $3) for the three months ended March 31, 2020 is recorded as other comprehensive loss in the Company’s condensed interim consolidated statement of operations and comprehensive income/(loss).

The Company has a performance bond that was originally required to secure the Company’s rights to explore the La Josefina property. It is a step-up US dollar denominated 2.5% coupon bond, paying quarterly, issued by the Government of Argentina with a face value of $600 and a maturity date of 2035. The bond trades in the secondary market in Argentina. The bond was originally purchased for $247. As of the three months ended March 31, 2020, the value of the bond increased to $234 (December 31, 2019 - $326). The change in the face value of the performance bond of $92 (December 31, 2019 - $25) for the three months ended March 31, 2020 ended is recorded as other comprehensive income/(loss) in the Company’s condensed interim consolidated statement of operations and comprehensive income/(loss).

Since Cerro Cazador S.A. (“CCSA”) fulfilled its exploration expenditure requirement mandated by the agreement with Fomicruz, the performance bond was no longer required to secure the La Josefina project. Therefore, in September 2010 the Company used the bond to secure the La Valenciana project, an additional Fomicruz exploration project. As of March 31, 2020, there are no restrictions on the performance bond.

11. Property, Plant and Equipment

	Plant	Buildings	Vehicles and Equipment	Improvements and advances	Total
	$’000	$’000	$’000	$’000	$’000
Cost
Balance at December 31, 2018	$5,901	$230	$13,458	$566	$20,155
Reverse acquisition (Note 24)	1,732	69	409	-	2,210
Additions	203	-	244	330	777
Disposals	-	-	(326)	(51)	(377)
Transfers	-	-	106	(106)	-
Balance at December 31, 2019	$7,836	$299	$13,891	$739	$22,765
Additions	24	-	59	188	271
Disposals	-	-	(177)	-	(177)
Balance at March 31, 2020	$7,860	$299	$13,773	$927	$22,859

Accumulated depreciation
Balance at December 31, 2018	$5,761	$33	$4,883	$-	$10,677
Disposals	-	-	(264)	-	(264)
Depreciation for the year	144	9	1,691	-	1,844
Balance at December 31, 2019	$5,905	$42	$6,310	$-	$12,257
Disposals	-	-	(163)	-	(163)
Depreciation for the period	54	3	370	-	427
Balance at March 31, 2020	$5,959	$45	$6,517	$-	$12,521

Net book value
At December 31, 2019	$1,931	$257	$7,581	$739	$10,508
At March 31, 2020	$1,901	$254	$7,256	$927	$10,338

12. Receivables

	March 31,	December 31,
	2020	2019
	$’000	$’000
Receivable from sale	$152	$150
Value added tax ("VAT") recoverable	1,382	880
Other receivables	379	486
Total receivables	$1,913	$1,516

13. Other Receivables

	March 31,	December 31,
	2020	2019
	$’000	$’000
Value added tax ("VAT") recoverable	$665	$1,226
Other receivables	2,461	2,588
Total Other Receivables	$3,126	$3,814

14. Bank indebtedness

As at March 31, 2020, the Company has bank indebtedness of $11,578 (December 31, 2019 – $14,989) in the form of operating lines of credit which have an interest rate of 1.5% plus refinancing rate and mature on the June 30, 2020. As at March 31, 2020, the interest rate on the lines of credit is 2.75%. The lines of credit have no specific terms of repayment and the Company renews them every year.

Subsequent to March 31, 2020, the Company renewed the operating lines of credit at an interest rate of 1.8% and mature on January 31, 2021.

15. Accounts payable and accrued liabilities

	March 31,	December 31,
	2020	2019
	$’000	$’000
Trade accounts payable and accrued liabilities	$4,763	$5,102
Other accruals	1,193	890
Accounts payable to related parties (note 20)	6,842	6,717
Total	$12,798	$12,709

16. Loan payable and current portion of long-term debt

	March 31,	December 31,
	2020	2019
	$’000	$’000
Current portion of long-term debt (note 17)	$202	$200
Current portion of long-term debt with related parties (note 17)	13,120	-
Leases payable	109	134
Total	$13,431	$334

17. Long-term debt

	March 31,	December 31,
	2020	2019
	$’000	$’000
Loan to related party secured by a letter of guarantee from the Company, at 5% interest per annum, due 2021 (note 20)	$10,458	$7,908

Loan to related party secured by assets of the Company payable 5.75% interest per annum, due 2022	501	512

Acquired in reverse acquisition. Unsecured loan payable to related party at 8% interest per annum, due 2022 (note 20 and 24)	1,034	990

Acquired in reverse acquisition. Unsecured loan payable to related party at 8% interest per annum, due 2021 (note 20 and 24)	861	826

Acquired in reverse acquisition. Unsecured loan payable to related party at 7% interest per annum, due 2021 (note 20 and 24)	1,084	1,038

Accrued interest on debt	1,152	946
	$15,090	$12,220
Less current portion	(13,322)	(200)
	$1,768	$12,020

Principal payments on long-term debts are due as followed:

Year ending December 31,
2020	195
2021	13,327
2022	1,568

18. Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the three months ended March 31, 2020, there were 7,650,000 stock options that were not included in the diluted weighted average number of common shares outstanding as the average market price of the Company’s common shares during the three month period ended March 31, 2020 was below the exercise price of the stock options.

	March 31,	March 31,
	2020	2019
Net income (loss) ($’000)	$357	$(3,997)
Weighted average number of common shares outstanding – basic and diluted	317,943,990	254,355,192
Net income (loss) per share	$0.00	$(0.02)

19. Capital stock

Authorized:
Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued:

Common Shares	Three months ended		Year ended
	March 31, 2020		December 31, 2019
	Number	Amount	Number	Amount
		$’000		$’000
Balance, beginning of year	317,943,990	$2,588	254,355,192	$301
Share issued in reverse acquisition (note 24)	-	-	63,588,798	2,287
Balance, at end of period	317,943,990	$2,588	317,943,990	$2,588

Preferred shares are non-redeemable and non-transferrable with discretionary dividends and hence are classified as equity. Preferred shares shall be issued at a price of $0.30 per share and will not have voting rights. As at March 31, 2020, there were no preferred shares issued by the Company (December 31, 2019 - nil).

Shares issued in reverse acquisition

On July 24, 2019, Hunt concluded an agreement with PGP on the terms of a recommended share for share exchange offer to be made by Hunt for all the issued shares of common stock of PGP in exchange for the common shares of Hunt Mining on the basis of 10.76 Hunt Shares for each PGP Share. Hunt issued 254,355,192 common shares to the shareholders of PGP representing an ownership interest of approximately 80% in Hunt in exchange for all of the issued and outstanding shares of PGP (Note 24).

Normal Course Issuer Bid

On February 19, 2020, the Company announces that it has received approval from the TSX Venture Exchange (“TSXV”) of its Notice of Intention to Make a Normal Course Issuer Bid (the “NCIB”). Under the NCIB, the Company may purchase for cancellation up to 15,897,199 common shares (the “Shares”) (representing approximately 5% of its 317,943,990 issued and outstanding common shares as of February 17, 2020) over a twelve month period commencing on February 21, 2020. The NCIB will expire no later than February 20, 2021. During the three months ended March 31, 2020, the Company did not repurchase any common shares under the NCIB.

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

		Three months ended March 31, 2020		Year ended December 31, 2019
		Number of options	Weighted Average Price (CAD)	Number of options	Weighted Average Price (CAD)
Balance, beginning of period		7,650,000	$0.065	1,706,830	$13,896
Granted		-	$-	7,650,000	$0.065
Expiration of stock options		-	$-	(1,706,830)	$(13.896)
Balance, end of period		7,650,000	$0.065	7,650,000	$0.065
	Range of Exercise prices (CAD)	Number outstanding	Weighted average life (years)	Weighted average exercise price (CAD)	Number exercisable on March 31, 2020
Stock options	$0.065	7,650,000	4.74	$0.065	7,650,000

On May 29, 2019, all outstanding stock option holders consented to the cancellation of their outstanding stock options.

On September 25, 2019, the Company granted 7,650,000 options to directors, officers, and employees with an exercise price of CAD $0.065 and an expiry date of September 25, 2024. The stock options vest one year after the date of grant. The fair value of the options on grant date was estimated to be $456 and the Company recognized an expense of $85 during the three months ended March 31, 2020. The fair value of the options was calculated using the Black-Scholes option pricing model and using the following assumptions:

Discount rate	1.46%
Expected volatility	253.14%
Expected life (years)	5
Expected dividend yield	0%
Forfeiture rate	0%
Stock price	CAD$ 0.06

Warrants
_____________
There are no warrants outstanding as at March 31, 2020 and December 31, 2019 as they expired without being exercised during the previous year at the end of their four-year term.

20. Related party transactions

Key management personnel include the members of the Board of Directors and executive officers of the Company. Related party transactions and balances not disclosed elsewhere in the condensed interim consolidated financial statements are as follows:

Name and Principal Position		Remuneration, fees or interest expense	Loans or Advances	Remuneration, fees, or interest payments	Loan payments	Included in Accounts Payable	Included in Loan Payable and Long-term debt
		Three months ended March 31				As at March 31, 2020 and December 31, 2019
		$’000	$’000	$’000	$’000	$’000	$’000
A company controlled by a director[1]	2020	95	-	-	-	6,469	-
- admin, office, and interest expenses	2019	-	-	-	-	6,374	-
A company controlled by a director	2020	145	2,550	-	-	255	10,830
- salaries and wages	2019	346	7,908	33	-	227	8,163
Directors	2020	65	-	63	-	118	-
- salaries and wages	2019	337	-	317	-	116	-
Director[1]	2020	-	347	-	-	-	3,760
-loans	2019	-	347	-	-	-	3,545
[1]	Balances owed to related parties were acquired as part of the reverse acquisition (Note 24)

As at March 31, 2020, the Company has $6,842 (December 31, 2019 - $6,717) in accounts payable owing to related parties which relate primarily to funds advanced from companies controlled by directors in order to cover exploration costs.

21. Administrative expenses

	Three months ended
	March 31, 2020	March 31, 2019
	$’000	$’000
General and administrative	$739	$1,869
Argentina statutory taxes	100	102
Professional fees	68	199
Operating leases	21	24
Directors’ remuneration	59	71
Gain on sale of property, plant and equipment	(5)	(14)
Depreciation of property, plant and equipment	427	563
Depreciation allocated to inventory	(392)	(541)
Amortization of mining rights	25	25
Consulting fees	98	11
Transaction taxes expenses (income)	(25)	3
Total	$1,115	$2,312

22. Financial Instruments

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

Fair value

As at March 31, 2020, there were no changes in the levels in comparison to December 31, 2019. The fair values of financial instruments are summarized as follows:

	March 31, 2020		December 31, 2019
	Carrying amount	Fair value	Carrying amount	Fair value
	$‘000	$‘000	$‘000	$‘000
Financial Assets

Amortized cost
Cash (Level 1)	699	699	685	685

Available for sale
Other financial assets (Level 1)	240	240	334	334

Loans and receivables
Receivables and other receivable ¹	2,992	2,992	3,224	3,224

Financial Liabilities

Amortized cost
Bank indebtedness	11,578	11,578	14,989	14,989
Accounts payable and accrued liabilities	12,798	12,798	12,709	12,709
Loan payable and current portion of long-term debt	13,729	13,431	334	334
Long-term debt	2,051	1,768	13,026	13,026
¹ Amounts exclude value added tax (“VAT”) recoverable of $2,047 and $2,106 as at March 31, 2020 and December 31, 2019.

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

Concentration risk

The Company has concentrations of credit risk with respect to its trade receivables, the majority of which are concentrated internationally amongst a small number of customers. As at March 31, 2020, the Company had two customers whose trade receivables of $150 (December 31, 2019 – $150) accounted for greater than 10% of the total trade receivables. The Company controls credit risk through monitoring procedures, and by performing credit evaluations of its customers, but generally does not require collateral to secure accounts receivable.

The Company has concentrations in the volume of sales it made to customers. For the three months ended March 31, 2020, the Company made sales of $5,215 (2019 - $4,871) to two customers which accounted for greater than 10% of total revenue.

The Company currently maintains a substantial portion of its day-to-day operating cash balances at financial institutions. As at March 31, 2020, the Company had total cash balances of $699 (December 31, 2019 - $685) at financial institutions, where $Nil (December 31, 2019 - $Nil) is in excess of federally insured limits.

23. Segment reporting

All of the Company’s operations are in the mineral properties exploration industry with its principal business activity in mineral exploration. The Company conducts its activities primarily in Argentina. All of the Company’s long-lived assets are located in Argentina.The Company’s net income/(loss) and its geographic allocation of total assets and total liabilities may be summarized as follows:

For the three months ended March 31, 2020
	Lomada Project	Cap- Oeste Project	Calcatreu Project	Martha and La Josefina Projects	Argentina Uruguay and Chile	UK	North America	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Revenue	$1,337	$3,447	$-	$431	$-	$-	$-	$5,215
Cost of sales	(500)	(1,599)	-	(349)	-	-	-	(2,448)
Gross profit (loss)	$837	$1,848	$-	$82	$-	$-	$-	$2,767

Operating expense
Exploration expense	$-	$(141)	$(247)	$(40)	$(266)	$-	$-	$(694)
Administrative expense	-	-	(51)	-	(672)	(154)	(178)	(1,055)
Depreciation expense	-	-	(4)	-	(31)	(25)	-	(60)
Impairment of mineral properties	-	-	-	-	-	-	-	-
Share-based payments	-	-	-	-	-	-	(85)	(85)
Interest expense	-	-	-	-	(188)	(199)	(330)	(717)
Total operating expense	$-	$(141)	$(302)	$(40)	$(1,157)	$(378)	$(593)	$(2,611)

Other income/(expense)
Interest income	$-	$-	$1	$-	$54	$-	$-	$55
Gain/(loss) on foreign exchange	-	-	237	-	(411)	(660)	829	(5)
Accretion expense	(104)	(8)	-	(50)	-	-	-	(162)
Realized gain (loss) on investment	-	-	-	-	728	-	-	728
Total other income/(expense)	$(104)	$(8)	$238	$(50)	$371	$(660)	$829	$616

Income/(loss) – before income tax	$733)	$1,699	$(64)	$(8)	$(786)	$(1,038)	$236	$772
Income tax/(benefit)	-	-	(17)	-	(398)	-	-	(415)
Net income/(loss)	$733	$1,699	$(81)	$(8)	$(1,184)	$(1,038)	$236	$357

For the three months ended March 31, 2019
	Lomada Project	Cap- Oeste Project	Calcatreu Project	Martha and La Josefina Projects	Argentina Uruguay and Chile	UK	North America	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Revenue	$1,265	$3,606	$-	$-	$-	$-	$-	$4,871
Cost of sales	(1,616)	(5,207)	-	-	-	-	-	(6,823)
Gross profit (loss)	$(351)	$(1,601)	$-	$-	$-	$-	$-	$(1,952)

Operating expense
Exploration expense	$-	$-	$(604)	$-	$(238)	$-	$-	$(842)
Administrative expense	-	-	(31)	-	(2,007)	(209)	(18)	(2,265)
Depreciation expense	-	-	(5)	-	(17)	(25)	-	(47)
Share-based payments	-	-	-	-	-	(21)	-	(21)
Interest expense	-	-	-	-	(283)	(148)	-	(431)
Total operating expense	$-	$-	$(640)	$-	$(2,545)	$(403)	$(18)	$(3,606)

Other income/(expense)
Interest income	$-	$-	$-	$-	$28	$-	$-	$28
Gain/(loss) on foreign exchange	-	-	26	-	(35)	(350)	319	(40)
Accretion expense	(12)	(9)	-	-	-	-	-	(21)
Total other income/(expense)	$(12)	$(9)	$26	$-	$(7)	$(350)	$319	$(33)

Income/(loss) – before income tax	$(363)	$(1,610)	$(614)	$-	$(2,552)	$(753)	$301	$(5,591)
Income tax/(benefit)	-	-	-	-	1,594	-	-	1,594
Net income/(loss)	$(363	$(1,610)	$(614)	$-	$(958)	$(753)	$301	$(3,997)

	Total Assets		Total liabilities
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	$’000	$’000	$’000	$’000
Argentina – Cap-Oeste	$10,814	$9,116	$2,735	$2,629
Argentina – Lomada	1,894	2,996	2,102	1,979
Argentina – Calcatreu	16,473	14,678	1,519	1,591
Argentina – Martha & La Josefina	10,697	12,106	2,145	5,475
Argentina and Chile	7,632	11,263	3,628	3,875
United Kingdom	21	177	17,439	20,240
North America	4,811	4,453	14,771	9,824
Total	$52,342	$54,789	$44,339	$45,613

24. Reverse Acquisition

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

25. Commitments and Contingencies

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

26. COVID-19

The recent outbreak of the novel coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or mining production activities or the ore and mining industry or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The management and board of the Company is constantly monitoring this situation to minimize potential losses.

With the lockdown measures implemented by the government of Argentina, the Company was forced to pause its activities for approximately 30 days. On April 2, 2020, the government declared mining as an essential service and the Company was able to resume operations at most of the sites.

27. Subsequent Events

Lines of credit renewal

Subsequent to March 31, 2020, the Company renewed the operating lines of credit at an interest rate of 1.8% and mature on January 31, 2021 (Note 14).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the operating results, corporate activities and financial condition of Patagonia Gold Corp. (hereinafter referred to as the “Company”) and its subsidiaries provides an analysis of the operating and financial results for the three months ended March 31, 2020 and a comparison of the material changes in our results of operations and financial condition between the year ended December 31, 2019 and the three months ended March 31, 2020. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

The amounts presented in this MD&A are in thousand ($’000) of U.S. dollars unless otherwise noted.

Additional information relevant to the Company’s activities can be found on their website at http://patagoniagold.com, on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Special Note on Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements.” The Company’s forward-looking statements include current expectations and projections about future production, results, performance, prospects and opportunities, including reserves and other mineralization. The Company has tried to identify these forward-looking statements by using words such as “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “could,” “intend,” “plan,” “estimate” and similar expressions. These forward-looking statements are based on information currently available and are expressed in good faith and believed to have a reasonable basis. However, the forward-looking statements are subject to risks, uncertainties and other factors that could cause actual production, results, performance, prospects or opportunities, including reserves and mineralization, to differ materially from those expressed in, or implied by, these forward-looking statements.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. Projections and other forward-looking statements included in this report have been prepared based on assumptions, which the Company believes to be reasonable, and in accordance with United States generally accepted accounting principles (“GAAP”) or any guidelines of the Securities and Exchange Commission (“SEC”). Actual results may vary, perhaps materially. Readers are strongly cautioned not to place undue reliance on such projections and other forward-looking statements. All subsequent written and oral forward-looking statements attributable to Patagonia Gold Corp. or to persons acting on the Company’s behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

On July 24, 2019, Patagonia Gold Corp. (PGDC.TSXV – “the Company” or “Patagonia) [formerly Hunt Mining Corp. (“Hunt” or “Hunt Mining”) and Patagonia Gold PLC (“PGP”) completed a reverse acquisition (or reverse takeover, the “RTO”) resulting in Hunt acquiring all issued shares of common stock of PGP in exchange for common shares of Hunt on the basis of 10.76 Hunt shares for each PGP share. Hunt issued 254,355,192 common shares to the shareholders of PGP representing an ownership interest of approximately 80%. The operating name of Hunt Mining Corp. was changed to Patagonia Gold Corp. See Note 24 in the notes to the condensed interim consolidated financial statements of the Company for the period ended March 31, 2020 for more information regarding the reverse acquisition.

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

The Company’s activities include the exploration for and production of minerals from properties in Argentina. See Note 7 in the notes to the condensed interim consolidated financial statements of the Company for the period ended March 31, 2020 for more information regarding the mineral properties. On the basis of information to date, properties where it has not yet been determined if economically recoverable ore reserves exist are classified as exploration-stage. Properties where economically recoverable ore reserves exist and are being exploited are classified as production-stage. The underlying value of the mineral properties is entirely dependent upon the existence of reserves, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or a sale of these properties.

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

Results of Operations

	March 31, 2020 $’000	March 31, 2019 $’000	Change Favorable (Unfavorable) $’000
Revenue	$5,215	$4,871	$344
Net income (loss) for the period	$357	$(3,997)	$4,354
Net income (loss) per share – basic and diluted	$0.00	$(0.02)	$0.02

During the three months ended March 31, 2020, the Company earned total revenue of $5,215 compared to $4,871 during the three months ended March 31, 2019. Gold and silver sold by the Company is attributed to Cap-Oeste, Lomada de Leiva and Martha Projects.

Cost of sales for the three months ended March 31, 2020 were $2,448 compared to $6,823 for the three months ended March 31, 2019. Cost of sales decreased due to lower costs during the current period and inventory write-down of $2,368 recognized during the three months ended March 31, 2019 due to the close of Lomada and putting Cap-Oeste on care and maintenance.

The Company incurred administrative expenses of $1,115 during the three months ended March 31, 2020 compared to $2,312 during the three months ended March 31, 2019. The decrease in administrative expenses was due to the termination payments made during the three months ended March 31, 2019 for the close of Lomada and putting Cap-Oeste on care and maintenance.

The Company incurred exploration expenses of $694 during the three months ended March 31, 2020 compared to $842 during the three months ended March 31, 2019.

The Company incurred interest expense of $717 during the three months ended March 31, 2020 compared to $431 during the three months ended March 31, 2019. The increase in interest expense was a result of the debt assumed as part of the reverse acquisition during 2019.

The net income for the three months ended March 31, 2020 was $357 compared to net loss of $3,997 for the three months ended March 31, 2019. The increase in net income was due to higher gross profit and lower exploration costs and administrative expenses.

Basic and diluted net income per share was $Nil during the three months ended March 31, 2020 compared to net loss per share of $0.02 during the three months ended March 31, 2019.

Cap-Oeste

Cap-Oeste produced a total of 1,492 oz AuEq (1,049 oz Au and 41,377 oz Ag) during the three months ended March 31, 2020, compared to 2,955 oz AuEq (2,323 oz Au and 53,500 oz Ag) during the three months ended March 31, 2019. The cash costs of production for the three months ended March 31, 2019 were US$743/oz1 and US$820/oz1 including depreciation and amortization. Cap-Oeste generated revenues of $3,447 during the three months ended March 31, 2020 compared to $3,606 during the three months ended March 31, 2019. The decrease in production and revenues was due to putting Cap-Oeste on care and maintenance in February 2019.

Lomada

Lomada produced a total of 888 ounces of gold during the three months ended March 31, 2020 compared to 825 ounces during the three months ended March 31, 2019. The cash costs of production for the three months ended March 31, 2020 were US$548/oz1 and US$656/oz1 including depreciation and amortization. Lomada generated revenues of $1,337 during the three months ended March 31, 2020 compared to $1,265 during the three months ended March 31, 2019. The increase in production and revenues was due to slight improvement in recovery and higher prices.

Martha and La Josefina Projects

Martha produced a total of 356 oz AuEq (49 oz Au and 29,838 oz Ag) during the three months ended March 31, 2020 compared to 298 oz AuEq (37 oz Au and 22,205 oz Ag) during the three months ended March 31, 2019. The cash costs of production during the three months ended March 31, 2020 were US$1,421/oz1 and US$1,601/oz1 including depreciation and amortization. Martha generated revenues of $431 during the three months ended March 31, 2020.

The Company incurred exploration expenses of $40 during the three months ended March 31, 2020. The exploration expenses consisted primarily of salaries and fuel.

These assets were acquired during the reverse acquisition in 2019 and hence do not include comparatives for the three months ended March 31, 2019.

Calcatreu Project

Exploration expense during the three months ended March 31, 2020 was $247 compared to $604 during the three months ended March 31, 2019. Exploration expenses decreased as the Company had finished a drilling program during the three months ended March 31, 2019, which was started at the end of 2018.

Argentina, Uruguay and Chile

This segment includes the results of La Manchuria project, La Sarita project, San José Project (Uruguay) and the Lomada Project.

Exploration expense during the three months ended March 31, 2020 was $266 compared to $238 during the three months ended March 31, 2019.

Administrative expense during the three months ended March 31, 2020 was $672 compared to $2,007 during the three months ended March 31, 2019. The decrease in administrative expenses was due to the termination payments made during the three months ended March 31, 2019 for the close of Lomada and putting Cap-Oeste on care and maintenance.

Interest expense during the three months ended March 31, 2020 was of $188 compared to $283 during the three months ended March 31, 2019. The decrease in interest expense was due to the reduction in loans.

United Kingdom

Administrative expense during the three months ended March 31, 2020 was $154 compared to $209 during the three months ended March 31, 2019. Administrative expenses decreased as the Company incurred additional costs related to the reverse acquisition during the three months ended March 31, 2019.

_______________________
1 See Non-GAAP Financial Performance Measures

Interest expense during the three months ended March 31, 2020 was of $199 compared to $148 during the three months ended March 31, 2019. The increase in interest expense was due to the additional loan received from Cantomi, a company owned and controlled by the Company’s Non-Executive Chairman, Carlos J. Miguens.

North America

This segment includes the results of Patagonia Gold Corp (“PGC”), Patagonia Gold Canada Inc, 1494716 Alberta Ltd. (“AL”) and Hunt Gold USA LLC (“HGU”). These entities are holding companies and do not generate any revenues. PGC, AL and HBU were acquired as part of the reverse acquisition during 2019 and their results of operations prior to the reverse acquisition are not incorporate in the three months ended March 31, 2019.

Administrative expense during the three months ended March 31, 2020 was $178 compared to $18 during the three months ended March 31, 2019. The increase in administrative expenses was a result of the operations of new entities acquired in the reverse acquisition.

Interest expense during the three months ended March 31, 2020 was of $330 compared to $Nil during the three months ended March 31, 2019. The increase in interest expense was a result of debts assumed in the reverse acquisition during the year.

Cash flow discussion for the three month period ended March 31, 2020 and 2019

The Company generated $1,328 of cash from operating activities for the three months ended March 31, 2020 compared to $2,271 of cash used in operating activities for the three months ended March 31, 2019. The increase in cash from operating activities was mainly due to the increase in net income.

Cash used in investing activities for the three months ended March 31, 2020 was $257 compared to $313 for the three months ended March 31, 2019. The cash was used to purchase property, plant and equipment during the three months ended March 31, 2020.

Cash used in financing activities for the three months ended March 31, 2020 was $566 compared to $2,279 of cash generated from financing activities during the three months ended March 31, 2019. The decrease in cash from financing activities was due to repayment of bank indebtedness during the period which was partially offset by additional loans from related parties.

Financial Position

Cash

The Company has cash on hand of $699 as of March 31, 2020 compared to $685 as of December 31, 2019.

Receivables

The Company's current accounts receivable increased to $1,913 as at March 31, 2020 compared to $1,516 as at December 31, 2019. The increase of $397 or 26% is attributed to the increase of Value added tax ("VAT") recoverable.

Inventory

The Company's inventory increased to $4,127 as at March 31, 2020 compared to $3,347 as at December 31, 2019. The increase of $780 or 23% is attributed to timing as part of the inventory was sold at the beginning of April 2020.

Property, plant and equipment

Property, plant and equipment decreased from $10,508 as at December 31, 2019 to $10,338 as at March 31, 2020.

Bank indebtedness

The Company's bank indebtedness decreased to $11,578 as at March 31, 2020 compared to $14,989 as at December 31, 2019. This decrease was a result of paying down the balance owing for the lines of credit.

Accounts payable and accrued liabilities

The Company’s accounts payable and accrued liabilities decreased slightly to $5,956 as at March 31, 2020 compared to December 31, 2019 balance of $5,992.

Accounts payable and accrued liabilities with related parties

The Company’s accounts payable and accrued liabilities with related parties increased slightly to $6,842 as at March 31, 2020 compared to December 31, 2019 balance of $6,717.

Long term debt with related parties

The Company’s current portion of long-term debt with related parties is $13,120 as of March 31, 2020 and the non-current portion is $1,470. Comparatively as of December 31, 2019, current portion of long-term debt with related parties was $Nil and the non-current portion was 11,708.

The increase in the current portion of long-term debt with related parties is due to a timing difference on the maturities of the loans and the increase in loan payable balances as a result of interest accretion. Also, the increase is attributable to the funds drawn under the existing loan facility with Cantomi.

In February 2019, the Company announced that its largest shareholder, Cantomi, a company owned and controlled by the Company’s Non-Executive Chairman, Carlos J. Miguens, had provided a two year $15,000 loan facility that will be utilized to fund the Company’s activities going forward, while the review of the Cap-Oeste underground option is ongoing together with the Feasibility Study of its flagship Calcatreu project. As of March 31, 2020, the balance of this loan was $10,458 (December 31, 2019 - $7,908) which is included in the current portion of the debt with related parties.

Mineral Properties

The following is a summary of the Company’s operations, together with an update on exploration activities for the year to date. Except as otherwise noted, Donald J. Birak, independent geologist and Registered Member of the Society for Mining, Metallurgy and Exploration (“SME”) and Fellow of the Australasian Institute for Mining and Metallurgy (“AusIMM”), has reviewed and approved the scientific and technical information contained herein.

Calcatreu Project

The Company’s principal project, Calcatreu, is located in south central Rio Negro Province approximately 80 km south west of the town of Jacobacci. Calcatreu is located in the Jurassic-aged Somuncura Massif along the NW to  SE-oriented, regional-scale Gastre Fault System; a highly prospective belt of Mesozoic-aged rocks and structures and base and precious metal mineral deposits occurring in both the provinces of Chubut and Rio Negro. The massif is similar in geologic character to the larger Deseado Massif in the province of Santa Cruz to the south. Patagonia Gold has also recently acquired new concessions, totaling more than 100,000 hectares (“ha) along this belt in Rio Negro province. Calcatreu is a gold and silver project acquired in January 2018 through the acquisition of Minera Aquiline Argentina SA, a subsidiary of Pan American Silver and the Company’s immediate aim is to commence a drilling program to increase the existing resources and advance the project to feasibility study stage during 2020. Precious metal mineralization in the Somuncura Massif, like that on the Company’s Calcatreu property, is largely epithermal in character within quartz-rich veins, vein clusters, stockworks and as disseminations.  Sulfide minerals are ubiquitous in the mineral deposits as well as a suite of temporally- and spatially- related gangue minerals typical of epithermal deposits in the massif and elsewhere. More specifically, the gold and silver deposits on the Company’s properties are classified as low- and intermediate-sulfidation styles of epithermal deposits.

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

As  result, a drill program consisting of several geophysical-based drill targets was designed. The first, and main, part of the drill program consisted of testing covered conceptual geophysical targets, whereas the last few drill holes were focused on expanding the known mineralization at Veta 49, Belen and Castro Sur, by extrapolating its trend and plunge.

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

Cap-Oeste Project

Cap-Oeste is located within a structural corridor extending six kilometers from the La Pampa prospect in the northwest to the Tango prospect in the southeast. The Cap-Oeste deposit has an identified and delineated strike extent of 1.2 kilometers. Cap-Oeste has been on care and maintenance since February 2019.

Production from the existing heap leach pad continued during the three months ended March 31, 2020 and yielded a total of 1,492 gold equivalent ounces (“AuEq ozs”) comprised of 1,049 ounces of gold and 41,377 ounces of silver. The cash costs for the three months were $743/oz2 and $820/oz2 including depreciation and amortization. A total of 2,141 AuEq ounces (1,559 Au and 51,542 Ag) were sold at an average gross price of $1,610 per ounce2 AuEq during the three months ended March 31, 2020.

The Company has initiated studies to assess the potential technical and economic viability of extracting a portion of the current mineralized material at Cap-Oeste. The Company is now focused on evaluating the development of this higher-grade part by underground mining. The Company is expecting quotations with respect to potential construction of an underground mine in Cap-Oeste. Material processing options are being considered and may include utilizing the Company’s flotation facilities are Martha, about 100 kms to the southeast of Cap-Oeste. The Company has successfully carried out bulk metallurgical tests in the Martha process plant, obtaining favorable results.

The Company has an asset retirement obligation for reclamation costs for Cap-Oeste Project of $0.1 million as of March 31, 2020.

Lomada de Leiva Project (“Lomada”)

The Lomada mine was closed in May 2016 while production from the ongoing leaching continued through 2019, though at a reduced output. Given that the ore from the Lomada open pit mine was originally placed on the heap leach pad without crushing, the Company decided to return to Lomada to reprocess this ore. However, in mid-February 2019 the Company took the decision to cease operations and proceed with the closure of Lomada. During the three months ended March 31, 2020, the Company was working on re-handling material of leach pad to regenerate the solution percolation and generate new channels of circulation of solution.

During the three months ended March 31, 2020, Lomada produced 888 ounces of gold. The cash costs for the three months were $548/oz2 and $656/oz2 including depreciation and amortization. A total of 857 ounces of Au were sold at an average gross price of $1,560 per ounce2 Au during the three months ended March 31, 2020.

_______________________
2 See Non-GAAP Financial Performance Measures

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

The Company has an asset retirement obligation for reclamation costs for the Lomada de Leiva Project of $1.8 million as of March 31, 2020.

Exploration Update

Exploration during 2020 year-to-date consisted mainly of regional reconnaissance, geological mapping, sampling, geophysics and drilling carried out at Rio Negro and Santa Cruz. The geophysical surveys were Ground Magnetics and Pole-Dipole Induced Polarization and Resistivity (“IP/Res”). During 2020, exploration drilling in Argentina has been concentrated at Calcatreu, and the properties in Santa Cruz province.

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

La Manchuria Project

In addition to its current mineral resources, the La Manchuria Project is believed to be prospective for the discovery of new gold and silver mineralization. Exploration work continued with mapping and rock chip sampling over an area of approximately 2,000 hectares (“ha”) of the total project’s property size. Veinlets and narrow breccia zones, indicative of hydrothermal activity, were found at the Magali zone. Anomalous gold values were reported from the Cecilia zone. As a result of these favorable results, a new drill program for La Manchuria, of 2,000m in 14 holes is planned to test geophysical anomalies and to test gold anomalies generated from surface rock chip sampling.

Sarita Project

The Sarita Project, located in the SW part of the Deseado Massif approximately 10 km NW of the Company’s Martha mine and mill, hosts a widespread system of banded, low sulphidation Au-Ag veins, encompassing a small rhyolitic dome complex. Geologically, the area displays very similar structural and stratigraphic characteristics to the Company’s Martha project with Ag-rich, polymetallic, vein-hosted, intermediate sulphidation mineralization. The banded, silver- and gold-bearing quartz veins and quartz vein breccias occur within a set of NNW-SSE striking normal faults and constitute an extensive mineralized vein system, with more than 12 km in total outcropping length. Precious and base metal mineralization has been recognized in quartz veins and vein breccias up to 3 meters wide at surface, composed of quartz and sulphides. Rock chips from discrete vein structures or aligned float have returned anomalous gold samples with up to 83.4 g/t Au and up to 15,444 g/t Ag, in separate samples. To date 16 diamond drill holes have been drilled for 1,754 m targeting the vein mineralization. Geochemical results from drilling show gold and silver anomalies. Due to poor ground conditions encountered during drilling, core recovery in some of the veins was poor and Au and Ag mineralization may have not been recovered. Other exploration activities at Sarita included geophysical surveys and drilling. Geophysical anomalies were identified by IP/Res lines [7.1 km] and by detailed ground magnetics [220 hectares] over different targets areas.

A proposal for testing those targets by drilling was defined and shallow geochemical testing, by RAB drilling, comprised 198 drill holes in eight targets (Phase I: May 2019, 81 holes; Phase II: September 2019, 117 holes).

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

The Company acquired Martha as part of its RTO of Hunt Mining Corp. (“Hunt”) in 2019. The land package at Martha consists of approximately 7,850 ha of concessions, various buildings and facilities, surface and underground mining and support equipment, a 480 tonne per day (maximum) crushing, grinding and flotation plant, tailings facility, various stockpiles and waste dumps, employee living and cafeteria quarters, and miscellaneous physical materials. In addition, the Company has access to surface estancia (“ranch”) lands surrounding the mine and mill site that are approximately 35,700 ha in size.

Ongoing production at the Martha Project is being undertaken without established ore reserves and the Company has not established the technical and economic viability of the Martha Project. As a result, there is increased uncertainty and economic risk of failure associated with these production activities.

The property was purchased in 2016 by Cerro Cazador SA (CCSA), an Argentine subsidiary of Hunt, from an Argentine subsidiary of Coeur Mining Inc. (Coeur). The intent to purchase was announced February 10, 2016 and closed May 11, 2016 as disclosed by the Company on its website (www.patagoniagold.com). The processing plant at the Martha Project has an estimated useful life of 8 years as it is anticipated that this plant will be used to process mineral from Cap-Oeste underground, Martha Project and from La Josefina Project. Royal Gold Inc. holds a 2% Net Smelter Return (NSR) royalty on all production from the Martha property; the obligation for which transferred from Coeur to the Company (www.royalgold.com). In addition, the provincial government holds a 3% pit-head royalty from future production.

In late 2019, a plan for reviewing near-mine targets (<5 km away from the mill) was defined. Those remaining targets consist of outcropping veins-veinlets. They included Veta del Medio System, Noroeste, Ivana, Martha Oeste, Martha Norte, Futuro and Sugar Hill among the mains. After encouraging results from sawn-channels (up to 1,000 g/t Ag) at Veta del Medio System, a RAB drill program was carried out to test mineralization at shallow depths. A total of 65 drill holes (1,397.4 m; up to 25 m depth) tested several targets. Highly anomalous drill intercepts, up to 1 m wide and grading 7,700 g/t Ag, were returned from the Veta del Medio Norte which is being considered for follow-up core drilling. Exploration continues to focus on remaining targets by combining systematic sawn-channelling, ground magnetics surveying and new drilling.  During 2020, a total of 103.2 kilometers of new ground magnetics surveying was completed at Martha.

The Company has an asset retirement obligation for reclamation costs for the Mina Martha Project of $0.9 million as of March 31, 2020.

La Josefina Project

La Josefina is situated about 450 km northwest of the city of Rio Gallegos, in the Santa Cruz province of Argentina within a scarcely populated steppe-like region known as Patagonia. The La Josefina property occupies 52,800 hectares and makes up approximately 90% of all meters drilled by the Company. The La Josefina Project consists of mineral rights composed by an area of 528 square kilometers established in 1994 as a Mineral Reserve held by Fomicruz. The La Josefina Project comprises 16 Manifestations of Discovery totaling 52,767 hectares which are partially covered by 399 tenements.

In March 2007, the Company (via a subsidiary of Hunt) acquired the exploration and development rights to the La Josefina project from Fomento Minero de Santa Cruz Sociedad del Estado (“Fomicruz”). In July 2007, the Company entered into an agreement (subsequently amended) with Fomicruz which provides that, in the event that a positive feasibility study is completed on the La Josefina property, a Joint Venture Corporation (“JV Corporation”) would be formed by the Company and Fomicruz. The Company would own 81% of the joint venture company and Fomicruz would own the remaining 19%. Fomicruz has the option to earn up to a 49% participating interest in the JV Corporation by reimbursing the Company an equivalent amount, up to 49%, of the exploration investment made by the Company. The Company has the right to buy back any increase in Fomicruz’s ownership interest in the JV Corporation at a purchase price of USD$200,000 per each percentage interest owned by Fomicruz down to its initial ownership interest of 19%; the Company can also purchase 10% of the Fomicruz’s initial 19% JV Corporation ownership interest by negotiating a purchase price with Fomicruz. Under the agreement, the Company had until the end of 2019 to complete cumulative exploration expenditures of $18 million and determine if it will enter into production on the property. At December 31, 2019, the Company had incurred approximately $20 million and is in current discussions with Fomicruz to develop a plan for production. In October 2019, the agreement was extended until April 30, 2021 which period may be extended for an additional one-year term.

During 2020, a total of 521 km of ground magnetics surveying was completed in the main part of the project.  The survey was designed to assist with future exploration target generation comprehend the magnetic signature of the project and be able to extend that concept to other areas.

La Valenciana Project

La Valenciana is located on the central-north area of the Santa Cruz Province, Argentina. The project encompasses an area of approximately 29,600 ha and is contiguous to the Company’s La Josefina property to the east. The La Valenciana project is comprised of 11 MDs covering segments of Estancia Cañadón Grande, Estancia Flecha Negra, Estancia Las Vallas, Estancia La Florentina, Estancia La Valenciana and Estancia La Modesta (inactive ranches). In La Valenciana, exploration has been limited, with more than half of the surface without systematic exploration. Fomicruz carried out preliminary works defining a main vein system of low sulfidation epithermal style with gold and silver values accompanied by variable amounts of base metals. Exploration and subsequent reconnaissance sampling by CCSA added other, secondary targets and structures combining a total of 5.70 line-km of mapped veins and stockworks. The limited exploration to date, alteration features and associated structures, and partial coverage by probable post-mineral units suggest that there is potential for discovery of new mineralization on the property. A new exploration program to define new sites of mineralization, including geophysical surveys and shallow drilling in new and known target areas and an intensive prospecting and reconnaissance sampling in the whole block of mining properties, is being considered.

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

Mineral resources have not yet been defined on the El Gateado property. No recent exploration activity has taken place on El Gateado Property and no exploration activity is planned for the immediate future.

Qualified Persons

The scientific and technical information contained herein has been reviewed and approved by Donald J. Birak, an independent geologist.

Segment Information

All of the Company's operations are in the mineral properties exploration industry with its principal business activity in mineral exploration. The Company conducts its activities primarily in Argentina. All of the Company's long-lived assets are located in Argentina.

The Company’s net income/(loss) and its geographic allocation of total assets and total liabilities may be summarized as follow:

For the three months ended March 31, 2020
	Lomada Project	Cap- Oeste Project	Calcatreu Project	Martha and La Josefina Projects	Argentina Uruguay and Chile	UK	North America	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Revenue	$1,337	$3,447	$-	$431	$-	$-	$-	$5,215
Cost of sales	(500)	(1,599)	-	(349)	-	-	-	(2,448)
Gross profit (loss)	$837	$1,848	$-	$82	$-	$-	$-	$2,767

Operating expense
Exploration expense	$-	$(141)	$(247)	$(40)	$(266)	$-	$-	$(694)
Administrative expense	-	-	(51)	-	(672)	(154)	(178)	(1,055)
Depreciation expense	-	-	(4)	-	(31)	(25)	-	(60)
Share-based payments	-	-	-	-	-	-	(85)	(85)
Interest expense	-	-	-	-	(188)	(199)	(330)	(717)
Total operating expense	$-	$(141)	$(302)	$(40)	$(1,157)	$(378)	$(593)	$(2,611)

Other income/(expense)
Interest income	$-	$-	$1	$-	$54	$-	$-	$55
Gain/(loss) on foreign exchange	-	-	237	-	(411)	(660)	829	(5)
Accretion expense	(104)	(8)	-	(50)	-	-	-	(162)
Realized gain (loss) on investment	-	-	-	-	728	-	-	728
Total other income/(expense)	$(104)	$(8)	$238	$(50)	$371	$(660)	$829	$616

Income/(loss) – before income tax	$733	$1,699	$(64)	$(8)	$(786)	$(1,038)	$236	$772
Income tax/(benefit)	-	-	(17)	-	(398)	-	-	(415)
Net income/(loss)	$733	$1,699	$(91)	$(8)	$(1,184)	$(1,038)	$236	$357

For the three months ended March 31, 2019
	Lomada Project	Cap- Oeste Project	Calcatreu Project	Martha and La Josefina Projects	Argentina Uruguay and Chile	UK	North America	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Revenue	$1,265	$3,606	$-	$-	$-	$-	$-	$4,871
Cost of sales	(1,616)	(5,207)	-	-	-	-	-	(6,823)
Gross profit (loss)	$(351)	$(1,601)	$-	$-	$-	$-	$-	$(1,952)

Operating expense
Exploration expense	$-	$-	$(604)	$-	$(238)	$-	$-	$(842)
Administrative expense	-	-	(31)	-	(2,007)	(209)	(18)	(2,265)
Depreciation expense	-	-	(5)	-	(17)	(25)	-	(47)
Share-based payments	-	-	-	-		(21)	-	(21)
Interest expense	-	-	-	-	(283)	(148)	-	(431)
Total operating expense	$-	$-	$(640)	$-	$(2,545)	$(403)	$(18)	$(3,606)

Other income/(expense)
Interest income	$-	$-	$-	$-	$28	$-	$-	$28
Gain/(loss) on foreign exchange	-	-	26	-	(35)	(350)	319	(40)
Accretion expense	(12)	(9)	-	-	-	-	-	(21)
Total other income/(expense)	$(12)	$(9)	$26	$-	$(7)	$(350)	$319	$(33)

Income/(loss) – before income tax	$(363)	$(1,610)	$(614)	$-	$(2,552)	$(753)	$301	$(5,591)
Income tax/(benefit)	-	-	-	-	1,594	-	-	1,594
Net income/(loss)	$(363)	$(1,610)	$(614)	$-	$(958)	$(753)	$301	$(3,997)

Liquidity and Capital Resources

At March 31, 2020, the Company had a working capital deficiency of $31,068 as compared to a working capital deficiency of $22,484 at December 31, 2019. The working capital change is due to the Company’s reclassification of debt with related parties from long-term liability to current liability in the amount of $13,120.

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

The Company sets the amount of capital in proportion to its overall financing structure (i.e. equity and financial liabilities). The Company manages the capital structure and makes adjustments to it in the light of changes in economic conditions and the risk characteristics of the underlying assets. In order to maintain or adjust the capital structure, the Company may adjust the number of dividends paid to shareholders in the future, return capital to shareholders or issue new shares.

In February 2019, the Company announced that its largest shareholder, Cantomi, a company owned and controlled by the Company’s Non-Executive Chairman, Carlos J. Miguens, had provided a two year $15,000 loan facility that will be utilized to fund the Company’s activities going forward, while the review of the Cap-Oeste underground option is ongoing together with the Feasibility Study of its flagship Calcatreu project. As of March 31, 2020, there is $10,458 owing under the loan facility

The Company also has access to operating lines of credit. As at March 31, 2020, the Company had drawn $11,578 against the credit facilities. The lines of credit had an original maturity date of June 30, 2020 and were subsequently renewed with a January 31, 2021 maturity date.

On October 30, 2020, the Company entered into an agreement with Tim Hunt to convert an aggregate of $10,000 of outstanding debt into 44,040,277 common shares of the Company at a price per share that is equal to CAD $0.30. The converted debt includes $4,822 of principal and accrued interest and $ 5,178 in accounts payable in respect of interest, rent and administration expenses payable. The balance of $1,458 owing to Tim Hunt is expected to be settled in full by December 10, 2020 by a cash payment of $720 plus 7% accrued interest.

Off-balance sheet arrangements

As at March 31, 2020, the Company had no material off-balance sheet arrangements such as guarantee contracts, contingent interest in assets transferred to an entity, derivative instruments obligations or any obligations that trigger financing, liquidity, market or credit risk to us.

COVID-19

The recent outbreak of the novel coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or mining production activities or the ore and mining industry or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The management and board of the Company is constantly monitoring this situation to minimize potential losses.

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

Contractual Obligations

		Payments due by period
	Total $’000	< 1 year $’000	1-3 years $’000	3-5 years $’000	> 5 years $’000
Long-term debt	15,090	13,222	1,768	-	-
TOTAL	$15,090	$13,222	$1,768	$-	$-

Transactions between related parties

Details of transactions with related parties are disclosed in Note 20 of the financial statements.

Disclosure of Outstanding Share Data

On February 19, 2020, the Company announced that it has received approval from the TSX Venture Exchange (“TSXV”) of its Notice of Intention to Make a Normal Course Issuer Bid (the “NCIB”). Under the NCIB, the Company may purchase for cancellation up to 15,897,199 common shares (the “Shares”) (representing approximately 5% of its 317,943,990 issued and outstanding common shares as of February 17, 2020) over a twelve month period commencing on February 21, 2020. The NCIB will expire no later than February 20, 2021. During the three months ended March 31, 2020, the Company did not repurchase any common shares under the NCIB. As of November 9, 2020, the Company acquired 155,000 common shares under the NCIB.

As of November 11, 2020, the Company had 361,829,267 common shares outstanding.

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

Critical Accounting Policies and Developments

Our discussion and analysis of results of operations and financial condition are based upon our condensed interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible receivables, mineral reserves, inventories, asset retirement obligations, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 6 in the notes to the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 for more information regarding the critical accounting judgements and estimated applied by the Company.

The accounting policies followed by the Company are set in Note 4 in the notes to the consolidated financial statements of the Company for the years ended December 31, 2019 and 2018. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

See Note 5 in the notes to the condensed interim consolidated financial statements of the Company for the period ended March 31, 2020 for more information regarding the impact of recent accounting pronouncements on the Company.

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

Three months ended March 31, 2020 (in 000’s, except per unit amounts)
	Cap-Oeste	Lomada de Leiva	Martha
Cost of sales	$1,599	$500	$349
Less: Depreciation	(211)	(107)	(38)
Add/(Less): Other charges and timing differences (1)	(279)	94	195
Cash costs	$1,109	$487	$506
Add: Depreciation (2)	114	96	64
Cash costs and depreciation	$1,223	$583	$570

Ounces produced	1,492	888	356

Cash costs per ounce	$743	$548	$1,421
Cash costs and depreciation per ounce	$820	$656	$1,601

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

Average gross price per ounce sold

Average gross price per ounce sold is calculated by dividing the revenue for the relevant period by the ounces sold.

Three months ended March 31, 2020 (in 000’s, except per unit amounts)
	Cap-Oeste	Lomada de Leiva
Revenue	$3,447	$1,337

Ounces sold	2,141	857

Average gross price per ounce sold	$1,610	$1,560

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company had no legal proceedings as at March 31, 2020.

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

Item 5. Other Information

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information in this Item.

Item 6. EXHIBITS

Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith

2.1	The Scheme of Arrangement between Patagonia Gold Plc and Hunt Mining Corp.	10-K	11/17/2020	2.1

3.1	Articles of Incorporation - British Columbia	F-1/A-2	06/30/2014	3.4

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension – Schema	X

101.CAL	XBRL Taxonomy Extension – Calculations	X

101.DEF	XBRL Taxonomy Extension – Definitions	X

101.LAB	XBRL Taxonomy Extension – Labels	X

101.PRE	XBRL Taxonomy Extension – Presentation	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of November, 2020.

PATAGONIA GOLD CORP.

BY:	/s/ “Christopher van Tienhoven”
Christopher Van Tienhoven
Chief Executive Officer